Form 10QSB
period 2001-03-31
VALESC INC
filed 2001-05-15
CIK 1119690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001
                                     --------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to __________

      Commission file number 000-25735
                             ---------


                                   Valesc Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       23-3048857
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                   32 West Lafayette Road, Princeton, NJ 08540
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 304-2275
        -----------------------------------------------------------------
                           (Issuer's telephone number)

                          NetCentral Capital Fund, Inc.
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   9,764,245 shares of common stock issued and outstanding as of May 1, 2001
   -------------------------------------------------------------------------

                                   Valesc Inc.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

             Statement of Financial Position, as of MARCH 31, 2001

             Statement of Operations and Deficit for the first quarter period ended MARCH 31, 2001

             Statement of Cash Flows for the first quarter period ended MARCH 31, 2001

             Notes to Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                                                  Valesc Inc.
                                                 Balance Sheet
                                             As of March 31, 2001
ASSETS:

   Cash                                                                                 $  39,472
                                                                                        ---------
                                                                                           39,472
                                                                                        ---------
   OTHER NON-CURRENT ASSETS                                                                 1,261

   Organization and merger expense capitalized, net of accumulated amortization
     (Note 7)                                                                              74,667
                                                                                        ---------
                                                                                           75,928
                                                                                        ---------
                                                                                        $ 115,400
                                                                                        =========
LIABILITIES AND STOCKHOLDERS' DEFICIT:

   Loans payable (Note 5)                                                               $  28,000
   Merger related professional fees payable (Note 7)                                       70,000
   Officers' accrued salaries                                                              57,000
                                                                                        ---------
                                                                                          155,000
                                                                                        ---------
   STOCKHOLDERS DEFICIT:

   Common Stock, $0.001 Par Value, 100,000,000 shares
     authorized (Note 2)                                                                    9,241
   Additional Paid-In Capital                                                             134,276
   Retained Earnings (Deficit)                                                           (183,117)
                                                                                        ---------
                                                                                          (39,600)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT:                                            $ 115,400
                                                                                        =========




 See accompanying notes which are an integral part of the financial statements.

                                   Valesc Inc.
                             Statement of Cash Flow
                   for the first quarter ended March 31, 2001
                   ------------------------------------------


Revenue (Note 1)                                                      $    --
                                                                      ---------
                                                                      $    --
                                                                      ---------
Operating expense

      Travel and lodging                                                  2,190
      Utilities                                                           1,895
      Directors fees                                                      4,500
      Office expenses and supplies                                        3,551
      Communication                                                       5,637
      Payroll taxes                                                       6,858
      Salaries                                                           70,000
      Legal and professional fees                                         9,780
      Financing and investment banking                                    3,250
      Rent                                                                6,431
      Other operating expenses                                            1,198
      Depreciation and amortization                                       1,361
                                                                      ---------
                                                                        116,651
                                                                      ---------
Loss before provision for income taxes                                 (116,651)
                                                                      ---------
    Provision for income taxes                                             --
Net income                                                             (116,651)
                                                                      ---------
Deficit, at beginning                                                   (66,466)
                                                                      ---------
    Deficit, at end                                                   $(183,117)
                                                                      ---------
Earnings (Loss) per Share (Note 3)                                    $  (0.017)
                                                                      =========







 See accompanying notes which are an integral part of the financial statements.

                                   Valesc Inc.
                             Statement of Cash Flow
                   for the first quarter ended March 31, 2001
                   ------------------------------------------


CASH FLOW FROM OPERATING ACTIVITIES:

Net income (Loss)                                                     $(116,651)
Noncash items included in net income (loss)
  Depreciation and amortization                                           1,361
  Decrease (Increase) in current payables                               127,000
  Decrease (Increase) in other current assets                             5,000
                                                                      ---------
                                                                         16,710
                                                                      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                           --

Merger related expense capitalized                                      (75,000)
Purchase of property and equipment                                         (922)
                                                                      ---------
                                                                        (75,922)
                                                                      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Loan proceeds                                                            28,000
Issuance of Common Stock-                                                51,017
                                                                      ---------
                                                                         79,017
                                                                      ---------
NET INCREASE (DECREASE) IN BALANCE OF CASH                               19,805
                                                                      ---------
Cash at Beginning of Period, January 1, 2001                             19,667
                                                                      ---------
CASH AT END OF PERIOD, MARCH 31, 2001                                 $  39,472
                                                                      =========





 See accompanying notes which are an integral part of the financial statements.

                                   VALESC INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                              As of MARCH 31, 2001


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION AND BUSINESS OPERATIONS

VALESC INC. (the "Company") was incorporated in the State of Delaware on June 2, 2000.

On March 22, 2001, the Company, pursuant to a merger agreement dated March 2, 2001 with Valesc Inc., a New Jersey Corporation ("Valesc - NJ"), merged with Valesc - NJ and changed its corporate name to VALESC INC.

The Company currently does not have any operations. The Company's immediate goal is to create through acquisition a profitable national infrastructure of proven sales professionals primarily within the nondurable medical products segment of the healthcare industry.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

B. GOING CONCERNS

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stocks.

There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

C. DEVELOPMENT STATE ENTERPRISE

The Company has not yet emerged from its development phase as of the financial statements date but the management believes that the active operation of business will start during the second quarter of 2001.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

D. USE OF ESTIMATES

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

E. CASH AND CASH EQUIVALENTS

For purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid investments with maturity of three months or less at the time of purchase.

F. INCOME TAXES

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

G. FISCAL YEAR

The Company's fiscal year ends December 31.

H. REVENUE RECOGNITION

The Company prepares its financial statements on the accrual accounting basis. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the assets consumed, rather than when paid.


NOTE 2. STOCKHOLDERS' EQUITY

A. PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of March 31, 2001.

B. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value. As March 31, 2001, Company has issued and outstanding common shares of 9,241,245.

C. WARRANT AND OPTIONS

There are no warrants or options outstanding to issue any additional shares of common stock.


NOTE 3. LOSS PER SHARE

Loss per shares are calculated using the weighted-average number of common shares outstanding and common share equivalents.


NOTE 4. NET OPERATING LOSS CARRY-FORWARD

The Company has accumulated net operating loss in the amount of $130,784 as of March 31, 2001 which can be used to offset taxable income and such carry-forward tax benefits expire on year 2016.

NOTE 5. LOAN FROM INDIVIDUALS

Of the total loan, $23,000 is a loan payable to related individuals and is unsecured, interest bearing at an annual rate of 14% with a maturity date of September 15, 2001.


NOTE 6. TRANSACTION WITH RELATED PARTIES

The Company's officers are being reimbursed for the out-of-pockets expenses and such amount is minimal during the statement period.


NOTE 7. MERGER EXPENSE CAPITALIZED

In consideration for assistance of a certain related individual and his services rendered to Valesc, Inc. on account of the Merger, he was compensated with total cash fee of in the amount $75,000. The remaining balance of $70,000 will be made in equal consecutive monthly payments, commencing April 2, 2001.

The Merger related expenses will be amortized over the sixty month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking" statements about future financial results, future business changes and other events that haven't yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from out expressed expectations because of risks and uncertainties about the future. We do not undertake to update the information in this Form 10-QSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of the Company's business are discussed throughout this Form 10-QSB and should be considered carefully.

PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS

The Company does not expect to generate significant revenues for the foreseeable future. The Company expects, during the next twelve months, to acquire or merge with one or more other companies having ongoing operations in the same or other lines of business. Outside financing may be necessary to meet the Company's anticipated working capital needs for the foreseeable future. Given its current financial position for the immediate future, the Company expects to operate with minimal assets and liabilities.

RESULTS OF OPERATIONS

On March 22, 2001, pursuant to the terms of a Merger Agreement dated March 2, 2001, by and between Valesc Inc., a New Jersey corporation, ("Valesc NJ") and the Company ("Merger Agreement"), Valesc NJ merged with and into the Company (the "Merger"). The terms of the Merger are as set forth in the Merger Agreement and in the Agreement and Plan of Merger, dated March 22, 2001 ("Agreement and Plan of Merger"), which is incorporated by reference to the Company's Form 8-K, filed on March 23, 2001. Consequently, since March 22, 2001, the Company's financial statements have been prepared as if it were a new reporting entity.

Due to the Company's substantially changed operations, a comparison of current operating results to those for periods prior to the date of merger is not deemed meaningful.

Revenues. For the quarter ended March 31, 2001, the Company did not generate any revenue from its business activities.

Administrative. For the quarter ended March 31, 2001, the Company incurred general and administrative expenses of $64,318 primarily consisting of legal and accounting expenses relating to the merger with Valesc - NJ and relating to the Company's year-end SEC reporting obligations and audit.

Due to the lack of operating revenues during the quarter ended March 31, 2001, the Company incurred a net loss of $64,318 for the period. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

LIQUIDITY AND SOURCES OF CAPITAL

As of March 31, 2001, the Company had cash and cash equivalents of $39,472 and net accounts receivable of $0. Due to the Company's limited history, it expects to generate little or no revenues and will attempt to keep administrative costs to a minimum.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     Neither the Company nor any of its property is a party to any pending or threatened legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: None

     (b) Reports on Form 8-K: The Company filed a Form 8-K for March 22, 2001 pertaining to the Merger and reporting items 1, 2, and 5.

         The financial statements filed with the Form 8-K were:

(1) Financial statements of Valesc Inc. for the period from October 24, 2000 (inception) through December 31, 2000.

(2) Pro Forma combined financial statements of Valesc Inc. and NetCentral Capital Fund, Inc. as of December 31, 2000 and for the period from June 2, 2000 (the inception date of NetCentral Capital Fund, Inc.) through December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                Valesc Inc.
                                               (Registrant)


Date:  May 15, 2001                            By: /s/ JEREMY KRAUS
                                                   -----------------------------
                                                       Jeremy Kraus
                                                       Chief Executive Officer