Form 10-Q
period 2001-06-30
VALESC INC
filed 2001-08-20
CIK 1119690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001
                                     --------------

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

                  2300 Coit Road, Suite 300B, Plano, TX 75075
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 495-3900
        -----------------------------------------------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   9,787,248 shares of common stock issued and outstanding as of August 7, 2001
   -------------------------------------------------------------------------

                                   Valesc Inc.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

     Independent Auditor's Report............................................  3

     Balance Sheet as of JUNE 30, 2001 and 2000..............................  4

     Statement of Earnings (Loss) and Retained Earnings for the second quarter periods, ended JUNE 30, 2001 and 2000...........................  5

     Statement of Stockholder's Deficit for the second quarter periods, ended JUNE 30, 2001 and 2000............................................  6

     Statement of Cash Flows for the second quarter periods,
     ended JUNE 30, 2001 and 2000............................................  7

     Notes to Financial Statements...........................................  8

Item 2. Management's Discussion and Analysis or Plan of Operation............ 12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 13

Item 2.  Changes in Securities and Use of Proceeds........................... 13

Item 6.  Exhibits and Reports on Form 8-K.................................... 15


PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Stan J.H. Lee , CPA
--------------------------------------------------------------------------------
(a member firm of DMHD Hamilton Clark & Co.)
2182 Lemoine Avenue                                  direct) 201-681-7475
Suite  200                                           telephone) 201-944-7246
Fort Lee, NJ   07024                                 facsimile) 815-846-7550
                                                     e-mail) sierra5533@aol.com






                       INDEPENDENT AUDITOR'S REVIEW REPORT

To the Board of Directors and management of:

VALESC INC.



We have reviewed the accompanying balance sheets of Vales Inc. as of JUNE 30, 2001 and 2000 , the related statement of earnings ( loss) and retained earnings ( deficit) , and statement of cash flows for the second quarters ended JUNE 30, 2001 and 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Valesc Inc.

A review consists primarily of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order to be in conformity with generally accepted accounting principles.




 /s/ Stan J.H.Lee /s/
----------------------
Stan J.H. Lee, CPA


Fort Lee, NJ
July 20, 2001


                                  Valesc Inc.
                                 Balance Sheets
                          as of June 30, 2001 and 2000
                          ----------------------------
                              (Development Stages)


                                                                June 30,      June 30,
                                                                  2001         2000
                                                               ---------    ----------

ASSETS:


      Cash                                                      $  56,265    $    --
                                                                ---------    ---------
                                                                   56,265         --
                                                                ---------    ---------
      OTHER NON-CURRENT ASSETS

      Property and equipment, net of accumulated depreciation       2,004
      Organization and merger expense capitalized, net of
        accumulated amortization (Note 7)                             917
                                                                ---------    ---------
                                                                    2,921         --
                                                                ---------    ---------

                                                                $  59,186    $    --
                                                                =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT:


      Loan payable (Note 5)                                     $  88,000
      Merger related fees payable (Note 7)                         46,000
      Officers' accrued salaries and other expense payables       152,730
                                                                ---------    ---------
                                                                  286,730         --
                                                                ---------    ---------

      STOCKHOLDERS DEFICIT:

      Common Stock, $0.0001 Par Value, 100,000,000 shares
      authorized and 9,794,548 issued and outstanding
      (Note 2 )                                                       979          500
      Additional Paid-In Capital                                  228,538
      Retained Earnings(Deficit)                                 (457,061)        (500)
                                                                ---------    ---------
                                                                 (227,544)
                                                                ---------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT:                    $  59,186    $    --
                                                                =========    =========















 See accompanying notes which are an integral part of the financial statements.


                                   Valesc Inc.
               Statements of Earnings (Loss) and Retained Earnings
         (Deficit) for the second quarters ended June 30, 2001 and 2000
                          ----------------------------
                              (Development Stages)





                                                       (April 1 to  (April 1 to
                                                         June 30,     June 30,
                                                          2001)         2000)
                                                       -----------    ----------

Revenue ( Note 1)                                         $    --         $--
                                                          ---------       -----

                                                               --          --
                                                          ---------       -----

Operating expense



   Travel and lodging                                         1,753
   Utilities                                                  3,435
   Directors fees                                              --
   Office expenses and supplies                               6,744
   Communication                                              8,672
   Payroll taxes                                              1,312
   Salaries                                                  25,000
   Legal, consulting and professional fees                   53,925         500
   Financing and investment banking                          32,961
   Rent                                                       5,200
   Other operating expenses                                   2,013
   Depreciation and amortization                              3,929
                                                          ---------       -----

                                                            144,944         500
                                                          ---------       -----

   Stock based payments;

   Consulting and professional fees                         115,000
   Office expenses and supplies                              14,000
                                                          ---------       -----


     Total operating expenses                               273,944         500
                                                          ---------       -----


Loss before provision for income taxes                     (273,944)       (500)
                                                          ---------       -----


   Provision for income taxes                                  --          --


Net income ( Loss)                                         (273,944)       (500)
                                                          ---------       -----

Deficit, at beginning                                      (183,117)       --
                                                          ---------       -----

   Deficit, at end                                        $(457,061)      $(500)
                                                          =========       =====



Earnings(Loss) per Share(Note 3)                          $  (0.030)   $(0.0001)
                                                          =========    ========



    See accompanying notes which are an integral part of financial statements


                                  Valesc Inc.
                      Statements of Stockholders' Deficit
                              for second quarters
                          ended June 30, 2001 and 2000
                              (Development Stages)


                                  CAPITAL
                                  STOCKS                                 RETAINED    TOTAL
                                NUMBER OF                   PAID-IN      EARNINGS  STOCKHOLDERS'
                                  SHARES         AMOUNT     CAPITAL     (DEFICIT)    DEFICIT
                                  ------         ------     -------     ---------    -------

BALANCE AS OF 6/2/2000                --           --          --          --           --

Shares Issued between
6/02/2000 and 6/30/2000           5,000,000    $     500    $  --                     500

Net income (Loss)                                                           (500)    (500)

BALANCE AS OF 6/30/2000           5,000,000    $     500    $   --     $    (500)  $  --
                                  =========    =========    ======     =========   ==========

BALANCE AS OF 4/01/2001           9,241,245          425     143,092    (183,117)   $ (39,600)
                                  =========    =========    ========   =========   ==========


Shares Issued between 4/1/2001
and 6/30/2001                       553,303          554      85,446                   86,000

Net Loss                                                                (273,944)    (273,944)
                                  ---------    ---------    --------   ---------    ---------


BALANCE AS OF 6/30/2001           9,794,548    $     979    $228,538   $(457,061)   $(227,544)
                                  =========    =========    ========   =========   ==========










   See Accompanying Notes which are an Integral Part of Financial Statements.


                                  Valesc Inc.
                            Statements of Cash Flows
                for second quarters ended June 30, 2001 and 2000
                              (Development Stages)









                                                         (April 1, 2001 to  (April 1, 2000 to
                                                           June 30, 2001)     June 30, 2000
                                                         -----------------  ------------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net income (Loss)                                                (273,944)   $(500)
Noncash items included in net lncome (loss)
  Depreciation , amorization and other items                        3,929      500
Decrease(Increase) in current payables                             96,555
Decrese(Increase) in merger related expenses payable               46,000
Decrease(Increase) in other current assets                           --
                                                                ---------    -----
                                                                (127,460)    --
                                                                ---------    -----


CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                 (1,747)
                                                                ---------    -----
                                                                   (1,747)    --
                                                                ---------    -----

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan proceeds                                                      60,000
Issuance of Common Stock                                           86,000
                                                                ---------    -----
                                                                  146,000     --
                                                                ---------    -----


Net Increase(Decrease) in Balance of Cash                          16,793
                                                                ---------    -----


Cash at Beginning of Period, April 1, 2001 and  April 1, 2000      39,472     --
                                                                ---------    -----



Cash at End of Period, June 30, 2001                            $  56,265    $--
                                                                =========    =====


Supplemental Information - Non Cash Activities:

Consulting and professional fees                                $ 115,000     --
Office expense and supplies                                        14,000     --
Common stocks issued                                             (129,000)    --
                                                                ---------    -----
                                                                     --       --
                                                                =========    =====











   See Accompanying Notes which are an Integral Part of Financial Statements.

                                  VALESC INC.
                          (A DEVELOPMENT STAGE COMPANY)



                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A. ORGANIZATION AND BUSINESS OPERATIONS

NetCentral Capital Fund, Inc. (the "Company") was incorporated in the State of Delaware on June 2, 2000.

On March 2, 2001, the Company, pursuant to a merger agreement with Valesc Inc., a New Jersey Corporation (" Valesc - NJ ") merged with Valesc - NJ and changed its corporate name to VALESC INC. (hereafter, the "Company")

The Company currently does not have any operations. The Company's initial plan is to acquire established sales and distribution organizations in the medical products segment of the healthcare industry, and to consolidate the administrative operations to enable it to build an integrated, profitable national organization specializing in non-durable medical products.

The Company's ability to commence operations is contingent upon its ability to identify and acquire a target business within the initial phases of its business plan, which will require it to raise capital. Appropriate financing will be required to permit the company to be considered viable by the companies to be acquired, including the establishment of the necessary infrastructure and public trading market for its securities.

B. GOING CONCERN

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock and issuance of debt.

There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustment that might result from the outcome of these uncertainties.

Company management intends to move the company to address the going concern issue by pursuing its plan of acquisitions and development. If the company is able to make its intended acquisitions and to improve the efficiency of these companies by developing its infrastructure, cash-flow from these operations may bring the company to profitability.

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

                                   VALESC INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- CONTINUED


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

F. INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through December 31, 2000.

G. FISCAL YEAR

The Company's fiscal year ends December 31.

H. REVENUE RECOGNITION

The Company prepares its financial statements on the accrual accounting basis. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the assets consumed, rather than when paid.

NOTE 2.  STOCKHOLDERS' EQUITY


A.         PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of June 30, 2001.

B. COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. As June 30, 2001, Company has issued and outstanding common shares of 9,241,245.

C. WARRANT AND OPTIONS

There are warrants and options outstanding to issue 1,209,000 shares of common stock, not including those issued to the company's officers in their employment agreements. These options and warrants have been granted in connection with the company's borrowings and financing.

NOTE 3. LOSS PER SHARE

Losses per share are calculated using the weighted-average number of common shares outstanding during the period and common share equivalents.

NOTE 4. NET OPERATING LOSS CARRY-FORWARD

The Company has accumulated net operating loss in the amount of $ 130,784 as of June 30, 2001 which can be used to offset taxable income and such carry-forward tax benefits expire on year 2016.

NOTE  5. LOANS FROM INDIVIDUALS

Of the total loans, $ 23,000 is loan payable to related individual, and is guaranteed by the officers of the company, interest bearing at an annual rate of 14 % with a maturity date of September 15, 2001.

NOTE 6  TRANSACTIONS WITH RELATED PARTIES

The Company's officers are being reimbursed for the out-of-pockets expenses and such amount is minimal during the statement period. In addition, they receive salary disbursements less than those stipulated in their employment agreements. These employment agreements, dated January 1, 2001 provide for a salary to paid to each of the company's officers which is the lesser of a) $50,000 or b) 2.5% of the company's revenues, with a maximum of $150,000 during the year 2001, with annual increases of 10% in 2002 and 2003. These agreements also provide for each of the company's officers to receive options to purchase 100,000 shares of the company's stock in successive years for $0.25, $0.50 and $0.75. None of these options have yet been exercised.

NOTE 7. MERGER EXPENSE CAPITALIZED

In consideration for assistance of a certain related individual and his services rendered to Valesc, Inc. on account of the Merger, he was compensated with total cash fee of in the amount $ 75,000. The remaining balance of $ 70,000 will be made in equal consecutive monthly payments, commencing April 2, 2001. The Merger related expenses will be amortized over the sixty month period.

NOTE 8.  SUBSEQUENT TRANSACTIONS

After June 30, 2001 the company executed several transactions. The company entered into a loan with a related individual on July 26, 2001 for $10,000, bearing an interest rate of 14% per year. The company entered into loans with un-related individuals on July 19, 2001 and August 13, 2001 for a total of $115,000, bearing an interest rate of 14% per year.

     ITEM 2. PLAN OF OPERATION

           During the next twelve months, we intend to devote all of our time to acquiring manufacturers' representatives, some of whom may also be distributors, engaged in the sale of medical products generally costing less than $10,000. Our typical acquisition target has one or two principals, four to six sales persons, two to three persons performing administrative functions and generates annual sales commissions of $1 million to $2.5 million. Its clients are manufacturers which have no sales organizations.

           We will need approximately $250,000 in cash to fund the necessary due diligence expenses related to our acquisition plan, including the cost of accountants performing certified audits of the financial statements of our targets. To reduce these costs, we are attempting to seek recoupment of certain audit fees over a three year period from the principals of the targeted companies. We intend to use our securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required, we will attempt to minimize those payments in view of our lack of cash.

           We have entered into five non-binding letters of intent with small medical products sales organizations, subject to the completion of a public offering and satisfaction of our due diligence, which usually have the following general characteristics: (i) all or most of the payment is to be in our stock;
(ii) the existence and terms are confidential until acquisition is completed;
(iii) salaries to key executives based on gross revenues and gross profits; (iv) up to 20% of the payment is to be cash; (v) the seller has the right to repurchase after three years if we do not have a market capitalization of $25 million or earnings per share of $0.15; (vi) termination dates; and (vii) subject to our due diligence. None of these possible acquisition targets have audited financial statements. The additional capital currently being raised and a portion of the proceeds from the sale of our stock to Swartz will be used for audit fees received both before and, if completed, after each acquisition.

           To date we have raised approximately $318,750. As of June 30, 2001, we had an accumulated deficit of $286,730. Because the amount of money we can obtain under the equity line with Swartz Private Equity, LLC, is subject to certain conditions, including the continuing effectiveness of a registration statement covering the resale of the shares sold to Swartz, a limitation on the number of shares we may Put based on the trading volume and price of our Common Stock, and the continued listing of our Common Stock on an exchange, we are not relying upon significant funds from this potential source of capital during the next twelve months.

           Because of the nature of the businesses we intend to acquire, we do not anticipate any product research and development costs, and we do not intend to conduct any research and product development during the next twelve months. However, we anticipate spending at least $100,000 toward the development and implementation of a proprietary software platform designed for this industry and the type of sales organizations we intend to acquire. Because the targeted companies are engaged in the sale and distribution of medical products manufactured by others, we do not have any plans to purchase a plant or significant equipment during the next twelve months. It is anticipated that the employees of the companies we acquire will become either our employees or employees of our wholly owned subsidiaries.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

           We are currently not a party to any material pending legal proceeding, nor do we know of any proceeding that any governmental authority or anyone else may be contemplating against us. One of the shareholders of a predecessor to Atlas Holdings Inc., our controlling shareholder, filed a suit against the predecessor of Atlas Holdings seeking more shares which, if successful, would have made him an owner of more than 10% of Atlas Holdings' stock. That case was dismissed for failure to prosecute. Atlas Holdings has advised us that it believes this suit against its predecessor was without merit and that there are valid and meritorious defenses to such claims if the suit is refiled.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

           In connection with the formation of the Company on June 2, 2000, the Company issued a total of 5,000,000 unregistered shares of common stock to DotCom Internet Ventures Ltd. for services rendered by DotCom Internet Ventures to the Company, which amount was split on a 277,237 for 5,000,000 basis in March 2001. William Tay, sole officer, director and shareholder of the Company from the time of its formation until the March 22, 2001 merger, was the sole director, controlling shareholder and president of DotCom Internet Ventures. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for this transaction.

           In connection with loans provided to the Company during the period from March through August 2001, the Company issued warrants to the Warrant Investors for the purchase of up to 429,000 shares of Common Stock, as well as registration rights. The terms of each loan transaction are set forth in the table below. Each such transaction was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that each of the Warrant Investors was an accredited investor.



Name of Selling            Maximum No. of          Exercise          Loan Amount         Interest             Date of
Stockholder                Shares Issuable         Price Per                             Rate                 Loan
                           under Warrant           Share

Dean Vilone                 25,000                  $ .01             $10,000              14%              August 13, 2001

Paul Dorsey                 14,000                  $ .01             $ 5,000              14%              August 13,  2001

Harry Kraus (1)             25,000                  $ .01             $10,000              14%              July 26, 2001

Edward Kraus (2)           100,000                  $ .10             $23,000              14%              March 23, 2001

Milton and
Golda
Toorans (3)                50,000                   $ .01             $20,000              14%              April 20,  2001

Wetlands
Mitigation
Services, LLC              15,000                   $ .25             $ 5,000              10%              March 23, 2001

Christopher
Coons                     200,000                   $ .01            $100,000              14%              June 19, 2001

-----------
 (1) Edward Kraus is the father of Jeremy Kraus, the Company's Chairman and Chief Executive Officer.
 (2)   Harry Kraus is the uncle of Jeremy Kraus.
 (3)   Milton and Golda Toorans are the grandparents of Jeremy Kraus.

As of August 7, 2001, none of the Warrant Investors had exercised any warrants and none owned any equity securities of the Company.

           We issued 735,303 unregistered shares of Common Stock to the Selling Investors who received shares (i) in exchange for their investments in the Company and (ii) in exchange, on a 2-for-1 basis, for shares of Valesc NJ upon consummation of the Merger on March 22, 2001. Where applicable, share prices and amounts are adjusted to reflect the 2-for-1 exchange. The terms of each sale are set forth in the table below. Each such sale was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that each of the Selling Investors was an accredited investor.




Name of Selling                           Number of           Price per            Date of Purchase
Stockholder                               Shares              Share                or Acquisition

Andrewson, Katherine                       5,000              $.25                 March 22, 2001
Cipollone, Peter                          20,000              $.25                 March 22, 2001
Colgan, Sean                              20,000              $.25                 March 22, 2001
Cuffner, Monica                           20,000              $.25                 March 22, 2001
Deutsch, Karin                             8,000              $.25                 March 22, 2001
Holk, Timothy                             20,000              $.25                 March 22, 2001
Ingle, R. Edward                          40,000              $.25                 March 22, 2001
Jaccarino, Michael                         3,000              $.25                 March 22, 2001
Kaehler, Robert                           10,000              $.25                 March 22, 2001
Klepacki, Jeffrey                         40,000              $.25                 March 22, 2001
Loomis, Deborah                           20,000              $.25                 March 22, 2001
Mehling, Andrea                           20,000              $.25                 March 22, 2001
Miller, Gary and Diane (1)                40,000              $.25                 March 22, 2001
Miller, Scott (2)                         10,000              $.25                 March 22, 2001
National Financial
  Communications Corp. (3)               196,000              $.01                 April 12, 2001
Nuzum, Henry                               3,000              $.33                 June 8, 2001
Otto, William                             30,000              $.33                 March 22, 2001
Read, Joan                                20,000              $.25                 March 22, 2001
Reid, Archibald                           30,000              $.33                 March 22, 2001
Saliba, Anis                              20,000              $.25                 March 22, 2001
Shannon, Phillip                          30,303              $.33                 April 24, 2001
Strawley, Jennifer                         5,000              $.25                 March 22, 2001
Torgerson, Ryan                           15,000              $.33                 March 22, 2001
Weise, Linda                              40,000              $.25                 March 22, 2001
Welsh, Thomas                             20,000              $.25                 March 22, 2001
Whittaker, Richard                        40,000              $.25                 March 22, 2001
Zador, William and Marlene                10,000              $.25                 March 22, 2001
                                          --------

                     Total               735,303

-------------
(1)  Gary and Diane Miller are the parents of Garrett Miller, our Vice
     President.
(2)  Scott Miller is the brother of Garrett Miller.
(3) Issued at the direction of Source Capital Partners, Inc. upon exercise by Source Capital of stock options provided in connection with a Consulting Agreement pursuant to which Source Capital provided public relations and investor relations services to the Company.

           On March 22, 2001, the Company issued 8,445,548 shares of Common Stock to Atlas Holdings Inc. pursuant to a Merger Agreement dated March 2, 2001 between Valesc NJ and NetCentral. The sale was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that Atlas Holdings was an accredited investor. Jeremy Kraus, our Chairman and Chief Executive Officer, Samuel Cohen, our President, and Garrett Miller, our Vice President, own 50%, 25% and 12.5%, respectively, of Atlas Holdings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Exhibit Index on page 17.

     (b) Reports on Form 8-K: The Company filed a Form 8-K for June 29, 2001 pertaining to an Investment Agreement between Valesc Inc. and Swartz Private Equity, LLC, and reporting item 5.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                Valesc Inc.
                                               (Registrant)


Date: August 20, 2001                            By: /s/ Samuel Cohen
                                                   -----------------------------
                                                       Samuel Cohen
                                                       President

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


Index of exhibits required by Item 601 of Regulation S-B:

2.1 Merger Agreement dated as of March 21, 2001 between Valesc Inc. and NetCentral Capital Fund, Inc. (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

3.1 Amended and Restated Certificate of Incorporation (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

3.2 Amended and Restated By-Laws (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

4.1 Investment Agreement dated June 7, 2001, between the Company and Swartz Private Equity, L.L.C. (filed as part of our Form 8-K filed on June 29, 2001 and incorporated herein by reference);

4.2 Commitment Warrant to Purchase Common Stock between Valesc Inc. and Swartz Private Equity, L.L.C. with an issue date of April 24, 2001 (filed as part of our Form 8-K filed on June 29, 2001 and incorporated herein by reference);

4.3 Warrant Antidilution Agreement between Valesc Inc. and Swartz Private Equity, L.L.C., dated as of June 7, 2001 (filed as part of our Form 8-K filed on June 29, 2001 and incorporated herein by reference);

4.4 Registration Rights Agreement between Valesc Inc. and Swartz Private Equity, L.L.C., dated as of June 7, 2001 (filed as part of our Form 8-K filed on June 29, 2001 and incorporated herein by reference);

10.1 2001 Stock Option Plan (filed as part of our Form S-8 filed April 6, 2001 and incorporated herein by reference);

10.2 Employment Agreement between Valesc Inc. and Jeremy Kraus dated March 22, 2001;

10.3 Employment Agreement between Valesc Inc. and Samuel Cohen dated March 22, 2001;

10.4 Employment Agreement between Valesc Inc. and Garrett Miller dated March 22, 2001;

23.1      Consent of accountants for use of their report;

99.1 Financial Statements of Valesc Inc. for the period from October 24, 2000 (inception) through December 31, 2000 (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

99.2 Pro Forma Combined Financial Statements of Valesc Inc. and NetCentral Capital Fund, Inc. as of December 31, 2000 and for the period from June 2, 2000 (the inception date of NetCentral Capital Fund, Inc.) through December 31, 2000 (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference).