Form 10KSB/A
period 2000-12-31
VALESC INC
filed 2001-10-09
CIK 1119690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[ X ]               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from               to

                         Commission file number 0-31459

                                   VALESC INC.
                 (Name of small business issuer in its charter)

           Delaware                                       23-3048857
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                   2300 Coit Road, Suite 300B, Plano, TX 75075
      (Address of principal executive offices)        (Zip Code)

                    Issuer's Telephone Number: (972) 495-3900

                         NETCENTRAL CAPITAL FUND, INC.
                                 (Former name)

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

                Documents Incorporated by Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one):
Yes [   ]      No [ X ]

The registrant hereby files this report on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the year ended December 31, 2000 to amend Item 7 to include restated financial statements. No other items in the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 are amended.

ITEM 7.  FINANCIAL STATEMENTS.






                          NetCentral Capital Fund, Inc.
                          (A Development Stage Company)

Index
--------------------------------------------------------------------------------

                                                                        Page(s)
Report of Independent Certified Public Accountant                          3
Financial Statements
        Balance Sheet as of December 31, 2000                              4

        Statement of Operations for the Period from
          June 2, 2000 (Inception) through December 31, 2000               5

        Statement of Stockholders' Equity (Deficit) for the Period from
          June 2, 2000 (Inception) through December 31, 2000               6

        Statement of Cash Flows for the Period from
          June 2, 2000 (Inception) through December 31, 2000               7

        Notes to Financial Statements                                    8-12

--------------------------------------------------------------------------------

                          NetCentral Capital Fund, Inc.
                          (A Development Stage Company)

               Report of Independent Certified Public Accountants

                                December 31, 2000



To the Board of Director's of:
NetCentral Capital Fund, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of NetCentral Capital Fund, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from June 2, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted accounting standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of NetCentral Capital Fund, Inc. (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the period from June 2, 2000 (inception) to December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming NetCentral Capital Fund, Inc. will continue as a going concern. As more fully described in
Note 2, the Company has incurred an operating loss, which resulted in an accumulated deficit at December 31, 2000. Further, the Company does not yet have an operating business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                  /s/ GRANT THORNTON, LLP
                                                  -----------------------


September 10, 2001
New York, New York



                          NetCentral Capital Fund, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                             AS AT DECEMBER 31, 2000

ASSETS:
Current Assets                                                        $      0
                                                                      --------
     Total Current Assets                                                    0
                                                                      --------

Total Assets                                                          $      0
                                                                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities                                                   $      0
                                                                      --------
     Total Liabilities                                                       0
                                                                      --------

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.0001 par value; 20,000,000 share authorized,
     zero shares issued and outstanding                                      0

Common Stock, $0.0001 par value; 100,000,000 shares authorized,
     5,000,000 issued and outstanding                                      500


Additional paid-in capital                                              29,875

Accumulated deficit during development stage                           (30,375)
                                                                      --------

     Total Stockholders' Equity                                              0
                                                                      --------

Total Liabilities and Stockholders' Equity                            $      0
                                                                      ========


The accompanying notes are an integral part of these financial statements.



                          NetCentral Capital Fund, Inc.
                          (A Development Stage Company)

                             Statement of Operations
                  JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2000

Income                                                              $         0

Operating Expenses, principally
     Organization Expense                                               (30,375)
                                                                    -----------

Total Expenses                                                          (30,375)
                                                                    -----------
   Net Loss                                                         $   (30,375)
                                                                    ===========

   Net Loss per Common Share                                        $     (. 01)

Weighted Average Number of Common Shares Outstanding                  5,000,000
                                                                    ===========



The accompanying notes are an integral part of these financial statements.




                                                                NetCentral Capital Fund, Inc.
                                                                (A Development Stage Company)

                                                         Statement of Stockholders' Equity (Deficit)
                                                        JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2000

                                                           COMMON STOCK
                                            Number of        Amount         Additional       Accumulated       Total Stockholders'
                                             Shares                      paid-in capital       Deficit                Equity
                                         ---------------- -------------- ----------------- ---------------- ---------------------
Shares issued on June 2, 2000 issued        5,000,000         $ 500            $ 0               $ 0              $ 500
     to founder

Expenses paid by shareholder on behalf                                        29,875                              29,875
     of company

Net Loss                                                                                       (30,375)          (30,375)

                                         ---------------- -------------- ----------------- ---------------- ---------------------
Balance December 31, 2000                   5,000,000         $ 500          $ 29,875        $ (30,375)              $ 0
                                         ================ ============== ================= ================ =====================

The accompanying notes are an integral part of these financial statements.




                          NetCentral Capital Fund, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows
                  JUNE 2, 2000 (INCEPTION) TO DECEMBER 31, 2000

Cash Flows From Operating Activities
Net Loss                                                             $(30,375)
Expenses paid by shareholder on behalf of company                      29,875
                                                                     --------
      Net Cash Used in Operating Expenses                                 500
                                                                     --------

      Cash Flows from Investing Activities                                  0
                                                                     --------

      Cash Flows from Financing Activities                                500
                                                                     --------

      Net Increase (Decrease)                                               0

      Cash, Beginning of Period                                             0
                                                                     --------

Cash, End of Period                                                  $      0
                                                                     ========



The accompanying notes are an integral part of these financial statements.

                          NetCentral Capital Fund, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                             AS OF DECEMBER 31, 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

NetCentral Capital Fund, Inc. (the "Company") was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to affect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2000, the company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization and proposed fund raising.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. See Note 5.

B.  Use of Estimates

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

C.  Cash and Cash Equivalents

For purpose of reporting the statement of cash flows, cash and cash equivalents include highly liquid investments with maturities of three months or less at the time of purchase. The Company had no cash or cash equivalents at December 31, 2000.

D.  Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

E.  Earnings (Loss) Per Share

Basic loss per share for the year ended December 31, 2000 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. Since there are no options or potentially dilutive securities outstanding, the basic and diluted loss per share are the same for the period ended December 31, 2000.

F.  Stock-Based Compensation

As permitted by the Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference, on the date of grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to nonemployeees in accordance with provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received of the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete. The Company had no stock based compensation arrangements through December 31, 2000.

G.  Recent Accounting Pronouncements

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments." SFAS 133, as amended, is effective for fiscal years beginning after June 5, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value.

Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. The Company believes that the adoption of SFAS 133 will have no impact on our financial position or results of operations, since no derivative instruments were issued through December 31, 2000.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company's policies on revenue recognition will be consistent with this bulletin.

In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensations - and Interpretation of APB No. 25." FIN 44 clarifies the application of APB 25 for certain issues including: (a) the definition of an employee for the purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the definition of the date of granting employee stock options, and (d) the accounting consequences of various modifications to the terms of a previously fixed stock option or award. FIN 44 became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. The Company adopted the provisions for the definition of grant date for options whose grant was subject to stockholder approval.


NOTE 2 LIQUIDITY AND GOING CONCERN

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. No adjustment has been made for this uncertainty. As of December 31, 2000, the Company has an accumulated deficit of approximately $30,000. For the period ended December 31, 2000, the company had net losses of approximately $30,000. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions.

To date, the Company has supported its activities through the contribution of services by its officer. Management plans to continue to seek the funding required to finance operations as the Company commences its business plan of locating suitable acquisition targets and consummating transactions to acquire such companies and on March 23, 2001 completed a merger with Valesc Inc. (a development stage company) - See Note 5. Failure to find additional financing, create a public market for its stock, and consummate acquisition agreements could negatively impact the Company's ability to continue as a going concern.

NOTE 3 STOCKHOLDERS' EQUITY

A.  Preferred Stock

The Company is authorized to issue 20,000,000 shares or preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of December 31, 2000.

B.  Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. On June 2, 2000, the Company issued 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd., the founder, for an aggregate of $500.

C.  Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock as of December 31, 2000.

NOTE 4 TRANSACTIONS WITH RELATED PARTY

The Company signed an agreement with a related part, DotCom Internet Ventures Ltd. ("DotCom") on June 5, 2000. DotCom owns 5,000,000 shares of the Company's common stock. The agreement calls for DotCom to provide the following services, without reimbursement from the Company, until the Company enters into a business combination.

     a. Preparation and filing of required documents with the U.S. Securities and Exchange Commission.
     b.   Locating and review of potential target companies
     c. Payment of all corporate, organizational, and other costs incurred by the Company. For accounting purposes such costs are recorded as expenses of the Company with a corresponding credit to paid-in capital.

NOTE 5 MERGER TRANSACTION

On March 22, 2001, NetCentral had a 1:18.04 reverse stock split, and thereafter had 277,237 shares outstanding.

On March 22, 2001, Valesc NJ ("Valesc") was acquired by the Company (the "Merger") for 8,964,008 shares of Common Stock, which we exchanged on a 1-for-1 basis with Valesc NJ stock. Simultaneously therewith, the Directors of NetCentral resigned, and the Company was renamed "Valesc Inc." ("the Company"). After the Merger, Atlas Holdings Inc. owned 8,445,548 shares or 86.49% of the outstanding Common Stock of the Company.

Under generally accepted accounting principles, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Valesc NJ for the net monetary assets of NetCentral, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the "legal acquirer" (NetCentral) are those of the "accounting acquirer" (Valesc
NJ).

Costs associated with the merger were expensed as incurred.

Valesc currently does not have any operations. Valesc's immediate goal is to acquire profitable sales and distribution organizations offering medical products. Valesc's ability to commence operations is contingent upon Valesc's ability to identify a prospective target meeting the acquisition criteria, persuade the principles of the target to be acquired by Valesc on favorable economic terms and raise the capital required through the issuance of equity securities, debt securities, bank borrowings or a combination thereof to properly finance the integration of these companies. Valesc's plans include the development and completion of a software platform specifically designed for smaller sales and distribution organizations. Valesc is in the development stage.

NOTE 6 INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes under enacted tax law and rates. At December 31, 2000, the Company has a net operating loss carryforward of approximately $3,000, which expires in 2015. Deferred tax assets arising from these net operating loss carryforwards and organizational expense, are fully reserved due to the uncertainty of future utilization.

Changes in ownership resulting from transactions among our stockholders and sales of common stock by us including the Merger Transaction will limit annual realization of tax net operating loss carryforwards that could become available under Section 382 of the Internal Revenue Code.

NOTE 7 RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements have been restated to reflect corrections to the previously issued financial statements, summarized as follows:


--------------------------------- --------------------------- ------------------------- -----------------------
                                     As Originally Filed             Adjustments              As restated
--------------------------------- --------------------------- ------------------------- -----------------------
Additional Paid in Capital                   $ 0                       $29,875                  $29,875
--------------------------------- --------------------------- ------------------------- -----------------------
Accumulated Deficit                         (500)                       29,875                  (30,375)
--------------------------------- --------------------------- ------------------------- -----------------------

--------------------------------- --------------------------- ------------------------- -----------------------
Operating Expense                            500                        29,875                   30,375
--------------------------------- --------------------------- ------------------------- -----------------------
Net Loss                                    (500)                      (29,875)                 (30,375)
--------------------------------- --------------------------- ------------------------- -----------------------

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VALESC INC.

                                   By: /s/ JEREMY KRAUS
                                   -----------------------------------
                                   Jeremy Kraus
                                   Chairman and Chief Executive Officer

                                   Date: October 9, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                Title                              Date
---------                -----                              ----

/s/ Samuel Cohen         Director and President             October 9, 2001
-----------------        (Chief Financial and
Samuel Cohen             Accounting Officer)


/s/ Garrett Miller       Director and                       October 9, 2001
------------------       Vice President
Garrett Miller