Form 10QSB/A
period 2001-06-30
VALESC INC
filed 2001-10-11
CIK 1119690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001
                                     --------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________ to __________

      Commission file number  0-31459
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

                          NetCentral Capital Fund, Inc.
        -----------------------------------------------------------------
                                  (Former name)

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

         The registrant hereby files this report on Form 10-QSB/A to amend its report on Form 10-QSB for the quarterly period ended June 30, 2001 to amend Part I to include restated financial statements and to amend Items 2 and 6 of Part
II. No other items in the registrant's report on Form 10-QSB for the quarterly period ended June 30, 2001 are amended.

                                   Valesc Inc.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

     Balance Sheets .........................................................  3

     Statements of Operations................................................  4

     Statement of Shareholder's Equity.......................................  5

     Statements of Cash Flows................................................  6

     Notes to Financial Statements...........................................  7

Item 2. Management's Discussion and Analysis or Plan of Operation............ 15

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................... 16

Item 6.  Exhibits and Reports on Form 8-K.................................... 17


PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS



                                   Valesc Inc.
                          (a development stage company)

                            June 30, 2001 (unaudited)

                                  Balance Sheet


Assets

Current Assets

Cash                                                                  $  53,173
                                                                      ---------
Total Current Assets                                                     53,173

Property and equipment, net of
        accumulated depreciation of $477                                    953
Deferred Financing Costs, net of
        accumulated amortization of $871                                 38,909
                                                                      ---------

Total Assets                                                          $  93,035
                                                                      =========

Liabilities and Shareholder's
        Equity (Deficiency)

Current Liabilities
Accounts payable                                                      $ 175,080
Accrued expenses and other
        current liabilities                                             223,756
Officers' salaries payable                                               49,500
                                                                      ---------
Total current liabilities                                               448,336

Notes payable - long term,
        net of debt discount of $65,028                                  32,972
                                                                      ---------

Total Liabilities                                                       481,308

Commitments and contingencies

Shareholder's Equity

Preferred stock; $.0001 par value;
        20,000,000 shares authorized,
        none issued and outstanding                                        --
Common stock, $.0001 par value;
        100,000,000 shares Authorized;
        9,352,548 shares issued and
        outstanding at June 30, 2001                                         39

Additional paid-in capital                                              430,118
Accumulated deficit                                                    (818,430)
                                                                      ---------
Total Shareholders' Equity (deficiency)                                (388,273)
                                                                      ---------

Total liabilities and shareholders'
        equity (deficiency)                                           $  93,035
                                                                      =========


         The accompanying notes are an integral part of this statement.



                                   Valesc Inc.
                          (a development stage company)



                       Statement of Operations (unaudited)

                                                    Six Months       Cumulative
                                                      Ended             from
                                                   June 30, 2001     inception
                                                                    (October 24,
                                                                     2000) to
                                                                   June 30, 2001
                                                   -----------------------------

Net Sales                                                  --           --

Selling general and administrative expenses         $   417,862      $ 611,362
Equity based compensation expense                       122,080        122,080
Merger expense                                           75,000         75,000
                                                    -----------      ---------
Total Expenses                                          614,942        808,442
                                                    -----------      ---------

Loss from operations                                   (614,942)      (808,442)

Interest expense (including noncash
        accretion of interest of $7,856)                  9,988          9,988
                                                    -----------      ---------

Net Loss                                            $  (624,930)     $(818,430)
                                                    ===========      =========

Basic and diluted loss per share
        (as adjusted for stock split)               ($     0.07)

Weighted average shares outstanding used in
        Computing basic and diluted loss per
        common share (As adjusted for stock split)    9,090,599



         The accompanying notes are an integral part of this statement.



                                   Valesc Inc.
                          (a development stage company)

                         Six Months Ended June 30, 2001

           Statement of Shareholders' Equity (deficiency) (unaudited)

                                             Common Stock                                        Total
                                       Number of        Par       Additional     Accumulated   Shareholders'
                                        Shares          Value       Paid-In        Deficit       Equity
                                                                    Capital                    (Deficiency)
                                      -----------------------------------------------------------------------
Balance, December 31, 2000            4,388,004     $      19     $  92,481     $(193,500)     $(101,000)

Contribution of Cash by Founders           --            --           4,017                        4,017

Issuance of common stock to cash        127,303            13        64,237                       64,250
investors

Issuance of common stock for             78,000             7        34,293                       34,300
services rendered, net

Allocation of a portion of                                           73,230                       73,230
proceeds of notes payable to
warrants

2:1 stock split                       4,482,004          --            --                          --

Shares issued in connection with        277,237          --            --                          --
merger

Compensatory charge - stock                                          37,500                       37,500
options to officers

Compensatory charge - warrant              --            --          39,780                       39,780
issued with equity line of credit

Compensatory charge - shares of            --            --          84,580                       84,580
Atlas issued to an officer of the
Company

Net loss for six months ended              --            --            --        (624,930)      (624,930)
June 30, 2001
(unaudited)
                                      ---------     ---------     ---------     ---------      ---------

Balance, June 30, 2001
(unaudited)                           9,352,548     $      39     $ 430,118     $(818,430)     $(388,273)
                                      =========     =========     =========     =========      =========



         The accompanying notes are an integral part of this statement.



                                   Valesc Inc.
                          (a development stage company)

                       Statement of Cash Flows (unaudited)

                                                                    Cumulative
                                                                  from inception
                                                     Six Months   (October 24,
                                                        Ended        2000) to
                                                   June 30, 2001  June 30, 2001
                                                   -----------------------------


Cash Flows from operating activities
Net loss                                            $(624,930)    $(818,430)
Adjustments to reconcile net loss to
        net cash used in operating activities
Depreciation and amortization                           1,229         1,348
Equity-based compensation for services                122,080       122,080
Noncash interest accretion                              7,856         7,856

Changes in assets and liabilities
Accrued officers' salaries                             49,500        49,500
Accounts payable                                      171,713       175,079
Accrued expenses and other current liabilities        134,676       256,858
                                                    ---------     ---------
Net cash used in operating activities                (137,876)     (205,709)

Cash flows from investing activities

Cash flows from financing activities

Proceeds from notes payable                            98,000        98,000
Contribution of cash by founders                        4,017         4,017
Proceeds from private placements
        and issuances of stock                         64,365       156,865
                                                    ---------     ---------

Net cash provided by financing activities             166,382       258,882
                                                    ---------     ---------

Net increase in cash                                   28,506        53,173

Cash at beginning of period                            24,667             0
                                                    ---------     ---------

Cash at end of period                               $  53,173     $  53,173
                                                    =========     =========

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest            $    --


         The accompanying notes are an integral part of this statement.

                                   Valesc Inc.
                          (a development stage company)

                          Notes to Financial Statements

                            June 30, 2001 (unaudited)

Note A - Description of Business

1.       Description of Business Entities

Valesc Inc., a New Jersey corporation ("Valesc NJ") was incorporated on October 24, 2000, and at the date of inception was owned 100% by Atlas Holdings Inc. On March 21, 2001, Valesc NJ executed a 2:1 stock split. All shares and per share amounts have been restated to retroactively reflect the stock split. The stock split did not change the authorized number of shares or par value. Atlas Holdings is owned 50% by Jeremy Kraus, the Company's Chairman and Chief Executive Officer, 25% by Samuel Cohen, the Company's President and Director and 12.5% by Garrett Miler, the Company's Vice President and Director.

NetCentral Capital Fund, Inc. ("NetCentral") was incorporated in the State of Delaware on June 2, 2000 for the specific purpose of providing a method, through a merger or otherwise, for a foreign or domestic private company to become a reporting company with a class of registered securities. NetCentral had a single shareholder. It had no operating business from the date of inception until March 22, 2001. At March 22, 2001, NetCentral had no net assets. From inception through March 22, 2001 NetCentral had no revenues and expenses of approximately $30,000 of professional fees relating to the formation. On March 21, 2001, NetCentral has a 1:18.04 reverse stock split, and thereafter has 277,237 shares outstanding.

         2. Description of Merger

On March 22, 2001, Valesc NJ was acquired by NetCentral (the "Merger") for 8,964,008 shares of Common Stock, which were exchanged on a 1-for-1 basis with Valesc NJ stock. Simultaneously therewith, the Directors of NetCentral resigned, and the Company was renamed "Valesc Inc." (the "Company"). After the Merger, Atlas Holdings Inc. owned 8,458,008 or 90.4% of the outstanding common stock of the Company.

Under generally accepted accounting principles, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Valesc NJ for the net monetary assets of NetCentral, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the "legal acquirer" (NetCentral) are those of the "accounting acquirer" (Valesc
NJ). Earnings (loss) per shares ("EPS") are calculated to reflect the Company's change in capital structure for all periods presented.

Costs associated with merger were expenses as incurred.

3.       Description of Business Plan

The Company currently does not have any operations. The Company's immediate goal is to acquire profitable sales and distribution organizations offering medical products. The Company's ability to commence operations is contingent on the Company's ability to identify a prospective target meeting the acquisition criteria, persuade the principals of the target to be acquired by the Company in favorable economic terms and raise the capital required through the issuance of equity securities, debt securities, bank borrowings or a combination thereof to properly finance the integration of these companies. The Company's plans include the development and completion of a software platform specifically designed for smaller sales and distribution organizations. The Company is in the development stage.

4.       Restatement

The financial statements (substantially all accounts) of the Company for the six months ended June 30, 2001 have been restated. See Note J.

Note B - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2001 and the consolidated results of its operations for the six months ended June 30, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the operating results for a full year.

Note C - Liquidity and Going Concern

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. No adjustment has been made for this uncertainty. The Company has invested a significant amount of its effort and cash in the development of its business plan. As of December 31, 2000, the Company had an accumulated deficit of approximately $193,000. For the period ended December 31, 2000, the Company had net losses of approximately $193,000, and generated negative cash flows from operations of $66,000. This trend continued for the first six months of 2001. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions. Operating losses are expected to continue in 2001.

Management's plans with respect to its liquidity issues include the following:

     -- The Company has obtained an "equity line of credit" which provides a financing vehicle for the Company - see Note E-4.
     -- The Company is in the process of completing the registration of its common stock, which would allow it to commence drawing on the "equity line of credit" and to consummate acquisitions.
     -- Completion of due diligence and financing arrangements to allow for the consummation of acquisitions.
     -- Raise additional funding through sale of debt and equity instruments to fund activities.
     -- From July through September 2001, the Company received proceeds from the issuance of debt of $75,000.

To date, the Company has supported its activities through debt and equity investments. Management plans to continue to seek the funding required to finance operations as the Company commences its business plan of locating suitable acquisition targets and consummating transactions to acquire such companies. Failure to find additional financing, create a public market for its stock, and consummate acquisition agreements could negatively impact the Company's ability to continue as a going concern.

Note D - Accounting Policies

1.       Earnings (Loss) Per Share

Basic loss per share for the six months ended June 30, 2001 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. All amounts have been restated to reflect the stock split. The amount of options and warrants not considered in the loss per share calculation because their effect was antidilutive was 1,165,000 for the six months ended June 30, 2001.

2.       Use of Estimates

The preparation of financial statements in conformity with accounting principled generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to, the valuation of options and warrants granted.


3.       Research and Development Costs

Research and development costs are expensed as incurred. The company has incurred no research and development costs to date.

4.       Stock-Based Compensation

As permitted by the Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference, on the date of grant, between fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. That measurement date of the fair value of the equity instrument issued is the date on which the couterparty's performance is complete.

5.       Advertising Costs

Advertising costs are expenses when incurred. The company has incurred no advertising expenses to date.

Note E - Capital Stock

The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, $.0001 par value per share, and 20,000,000 shares of preferred stock, $.0001 pr value per share. Holders of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rate in any distribution of assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid in the foreseeable future. Holders of Common Stock do not have preemptive rights to subscribe to any of our additional shares. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable and all of the shares of Common Stock offered hereby will be, upon issuance, fully paid and non-assessable. The Company has not designated any terms for the preferred stock.

1.       Common Stock Issuances

During 2000, the Company issued 370,000 shares (as adjusted for the stock split) of common stock for aggregate net proceeds of $92,500. The shares were offered to employees, directors, related party investors and non-related investors.

From January 1 to June 30, 2001 the Company issued 221,303 (as adjusted for the stock split) shares of common stock for aggregate net proceeds of $64,250. The shares were offered to employees, directors, related party investors and non-related investors.

2.       Warrants

During the six months ended June 30, 2001, an aggregate of 265,000 warrants were issued in connection with the notes payable with a face value of $98,000 (See Note F). Proceeds of $73,230 were allocated to these warrants. The assumptions used in determining the warrant valuation using the Black-Scholes option pricing model are risk-free interest rate (4.72%), volatility factor (45%), fair value ($0.33) and term of warrants (1-2.5 years). Further, for purposes of this calculation the Company assumed the maximum number of warrants would be issued or the exercise price would be the lowest price indicated in the terms of the warrant agreement. The terms of these warrants are summarized as follows:

     -- 15,000 of these warrants are exercisable at $.25 per share through December 31, 2003
     -- 50,000 of these warrants are exercisable at $.01 per share through February 1, 2004
     -- 100,000 of these warrants are exercisable at $.10 per share through February 2, 2004
     -- The Company also issued warrants with an exercise price of $.01 through December 19, 2003. The number of shares permitted to be exercised under these warrants is pre-set based upon the date the note payable is repaid - 60,000 if repaid prior to February 2, 2002, 75,000 if repaid between February 3, 2002 and August 1, 2002 and 100,000 if repaid after August 1, 2002

3.       Stock Option Plan

On April 6, 2001 the Company adopted a Stock option Plan (the "Option Plan"). The Option Plan authorized the granting of both incentive and nonqualified stock options to employees for up to 1,500,000 shares of common or preferred stock to officers, directors and key employees. The objectives of the Option Plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees with the opportunity to acquire both Common and Preferred Stock. Options under the Company's Option Plan generally vest over a four-year period, and generally expire ten years after the grant date.

The status of the Company's employee stock option plan is summarized below:

                                       Common Stock        Weighted Average
                                         Activity           Exercise Price
                                         --------           --------------
Outstanding at December 31, 2000             0                    --
Activity for the Period ending
  June 30, 2001 (unaudited)
        Granted                          900,000                $0.50
        Exercised                          --
        Cancelled                          --
Outstanding at June 30, 2001
  (unaudited)                            900,000                $0.50


300,000 of the granted shares become exercisable on each of December 31, 2001, 2002 and 2003.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. As discussed in Note H-2, the Company has issued stock options to its three executive officers. The exercise price of the first-year element of the stock option grant is below the fair value of the Company's stock, therefore a compensation charge of $75,000, computed under the intrinsic value method, will be recognized over the on-year vesting period. The second and third-year elements contain an exercise price at or above the fair value of the Company's stock at the date of grant and therefore no compensatory charge has been recorded.

The Company recorded expenses of $38,000 and $218,000 in the periods ended December 31, 2000 and March 31, 2001 for expenses incurred by several consultants, representing the estimated fair value of the services rendered. In March 2001 the Company issued equity instruments in lieu of cash for such expenses incurred. The Company initially issued 512,700 shares to such consultants pursuant to cashless-exercise agreements entered into to discharge the liabilities. In September 2001, the Company informed the consultants that the agreements were invalid and required revision. All but 78,000 of the initially issued shares were rescinded or cancelled. The Company continues to carry the costs of these services in accrued expenses for those consultants whose shares were rescinded or cancelled. The consultants who agree to retain 70,000 of the 78,000 shares were required to enter into a promissory note (bearing interest at 3% per annum, commencing six months after issuance) to the Company for the fair value ($.33) of the shares granted. The promissory note requires payment of amounts due the Company upon sale of the underlying shares by the holder. The consultant holding 8,000 of such shares paid the company for the shares in July 2001.

4.       The Investment Agreement With Swartz

On June 7, 2001 and as amended on August 29, 2001 and September 26, 2001, the Company entered into an Investment Agreement with Swartz Private Equity, LLC ("Swartz") under which the Company, from time to time, has the option to issue Swartz shares of Common Stock up to a maximum aggregate offering amount of $20,000,000. Under the Investment Agreement, shares are issued to Swartz, and Swart pays for the shares in transactions referred to as "Puts". The Company has the right, at its sole discretion, to put shares of its Common Stock, to Swartz, which Swartz must purchase, for a dollar amount of up to $2.0 million in each Put, subject to additional limitations on the timing of our exercise of Put rights and on the number of shares Swartz is obligated to purchase. The Company's right to Put shares to Swartz is for a period of three years beginning on the effective date of the registration statement.

The purchase price to be paid for the Put Shares by Swartz is equal to the lesser of (i) the Market Price (as defined below), minus $0.09, or (ii) 91% of the Market Price. The "Market Price" for each Put equals the average of the two lowest volume weighted average trading prices of the shares of Common Stock during the Pricing Period (as defined below) for the applicable put. The "Pricing Period" means, unless otherwise shortened under the terms of the Investment Agreement, the period beginning on the business day immediately following the Put Date (as defined below) and ending on and including the date that is specified in a written notice delivered to Swartz (the "Put Notice") in which the Company notifies Swartz of our intention to commence a Put.

The Company has the option, on the date of notification to Swartz of a Put, to designate a minimum price for the shares to be purchased by Swartz in the Put which is no greater than the lesser of 80% of the closing bid price of our Common Stock on the day preceding the notice or the closing bid price on that day minus $.14. If the Company designates a minimum price, Swartz must pay at least that price for our Common Stock.

As consideration for entering into the Investment Agreement, the Company granted to Swartz a warrant to purchase 780,000 shares of our Common Stock (the "Commitment Warrants"). The exercise price for the Commitment Warrants is $1.00, provided that on the date six months after the date if issuance if the warrants, or October 24, 2001, and on each six month anniversary thereafter, the exercise price is subject to adjustment on the lowest closing price for the five trading days preceding the adjustment.

For financial purposes, the Company computed the value of the warrant using the Black-Scholes model and assuming a $1.00 exercise price. The resultant value is considered a deferred offering cost and will be amortized over the life of the equity agreement. To the extent the exercise price per share is adjusted pursuant to the formulas mentioned above, the Company will record additional deferred offering costs. For the six months ended June 30, 2001, the Company recognized approximately $900 of the deferred offering cost as a charge to operations.

The Put Shares have demand registration rights and the Commitment Warrants have piggyback registration rights, semi-annual reset provisions and a 5-year term. The Swartz agreement contains certain penalties if the Company does not execute minimum financings under this agreement.

5.       Transaction with Garrett Miller

In January 2001, the Company entered into an agreement with Garrett Miller, whereby he would exchange purchased shares and earned (through investment commissions and equity-based compensation) shares of Valesc Inc. for shares of Atlas Holdings. The Company recorded a charge to operations of approximately 84,000 related to the equity-based compensation.

Note F - Notes Payable

1.       Related Party Notes

During the first six months of 2001, the Company received advances from related parties aggregating $43,000. The terms of these advances from related parties were formalized in July 2001. These notes included detachable warrants summarized as follows:

     -- Warrants to purchase 100,000 shares at $.10 per share through February 2004 were issued to a note holder.
     -- Warrants to purchase 50,000 shares at $.01 per shares through February 2004 were issued to a second note holder.

Of the total proceeds of this financing, approximately $39,000 was allocated to warrants (Note D). Interest expense resulting from the accretion of the loan balance to its face value was approximately $7,300 for the six months ended June 30, 2001. Both loans bear interest at a rate of 14% per annum, all of which is included in accrued interest at June 30, 2001. Each of the notes are due in 2003, and are guaranteed by the company's officers and directors.

2.       Non-Related Party Notes

During the first six months of 2001, the Company issued notes to non-related partied aggregating $55,000. One loan ($5,000) bears interest at a rate of 10% per annum and the second loan ($50,000) bears interest at a rate of 14% per annum, all of which is included in accrued interest at June 30, 2001. $50,000 of these notes are due in December 2002 and $5,000 due in September 2001. Payment of these notes included detachable warrants summarized as follows:

     -- Warrants to purchase 15,000 shares at $.25 per share through December 31, 2003
     -- Warrants to purchase shares at $.01 per share through December 19, 2003. The number of shares exercisable is preset based upon the date the note payable is repaid (60,000 if repaid prior to February 2, 2002, 75,000 if repaid between February 3, 2002 and August 1, 2002, and 100,000 if repaid after August 1, 2002).

Of the total proceeds of this financing, approximately $34,000 was allocated to warrants (Note D). Interest expense resulting from the accretion of the loan balance to its face value was approximately $500 for the six months ended June 30, 2001.

Note G - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes under enacted tax law and rates. At December 31, 2000, the Company had a net operating loss carryforward if approximately $190,000, which expires in 2015. Deferred tax assets arising from the net operating loss carryforwards, organizational costs and certain accruals, are fully reserved due to the uncertainty of future utilization. The Company has fully reserved all deferred tax asserts due to the uncertainty if realization.

Changes in ownership resulting from transactions among our stockholders and sales of common stock by us under Section 382 of the Internal Revenue Code, may limit annual realization of the tax net operating loss carryforwards that could become available.

Note H - Commitments and Contingencies

1.       Employment Agreements

Effective January 1, 2001, the Company entered into employment agreements with each of the three executive officers containing identical terms. The agreements are summarized as follows: (A) initial term of three years, with automatic one-year renewal terms thereafter; (B) during each year of the first three years, each executive shall receive: (i) during the first year, an annual base salary equal to the greater of (a) $50,000 or (b) 2.5% of the Company's total revenue for such year, up to a maximum of $150,000; (ii) during the second year, an annual base salary equal to the greater of (a) $55,000 or (b) 2.5% of the Company's total revenue for such year, up to a maximum of $165,000; and (iii) during the third year, an annual base salary equal to the greater of (a) $60,500 or (b) 2.5% of the Company's total revenue for such year, up to a maximum of $181,500; (c) the Board of Directors may consider one or more increases in the salary payable to the executive in respect of any renewal term; (D) in the event the Company is not in a position, due to our then-current financial situation, to make any salary payment(s) to the executives, the unpaid salary shall accrue without interest; (E) all accrued and unpaid salary shall be immediately due and payable upon the occurrence of any "change of control", defined as the sale of a controlling interest in the Company's capital stock to one or more buyers acting in concert, the sale of all or substantially all of our assets, or any corporate merger or consolidation resulting in one or more parties, who did not previously hold a controlling interest in our capital stock, owning a controlling interesting our capital stock or our successor entity; (F) the executives shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors from time to time.

The total payments deferred pursuant to clause (D) above as of June 30, 2001 is $49,500.

In addition to the foregoing, each executive was granted the option to purchase a total of 300,000 shares of Common Stock vesting in equal installments of 100,000 shares at the end of each year of employment. The options shall be exercisable for a period of three years following the date of vesting, and the exercise price shall be as follows: (i) $.25 per share for the 100,000 shares that vest after the first year; (ii) $.50 per share for the 100,000 shares that vest after the second year; and (iii) $.75 per share for the 100,000 shares that vest after the third year. In the event the executive is terminated "without cause" by Company or the executive terminates his employment "for good reason", any options then outstanding that have neither vested nor been terminated as of such date shall vest and become subject to purchase by the executive.

2.       Letters of Intent to Acquire Companies

The Company has entered into five non-binding letters of intent with small medical products sales organizations, subject to the completion of this public offering and satisfaction of due diligence and consummation of the transaction. The terms of the acquisitions have the following general characteristics: (i) 80% or more of the payment is to be in our stock with the remainder in cash;
(ii) the existences and terms are confidential until acquisition is completed;
(iii) salaries to key executives based on gross revenues and gross profits; (iv) the seller has the right to repurchase their company with the return of the originally issued number of shares after three years if the Company does not have a market capitalization of $25 million or earnings per share of $0.15; (v) termination dates; and (vi) subject to our due diligence.

3.       Litigation

A shareholder of a predecessor of Atlas Holdings filed a suit against the predecessor company seeking additional stock ownership of Atlas Holdings. The case was dismissed for failure to prosecute. Management of Atlas believes there are valid and meritorious defenses to such claim, if the suit is refiled.

Note I - Subsequent Events (unaudited)

During July and August 2001, the Company received an aggregate of $75,000 through the issuance of notes payable to related party and non-related investors. Proceeds were used for working capital purposes. Interest is payable at 14% per annum. Each of the notes mature in 2003, and are guaranteed by the Company's officers and directors. In connection with these notes, warrants were issued summarized as follows:

     -- 64,000 warrants, with an exercise price of $.01 per share, were issued in connection with $25,000 of the notes payable. Proceeds of approximately $20,400 will be allocated to these warrants. The number of shares permitted to be exercised under these warrants is pre-set based upon the date the note payable is repaid - 11,500 if repaid prior to February 2, 2002, 39,000 if repaid between February 3, 2002 and August 1, 2002, and 64,000 if repaid after August 1, 2002.
     -- 100,000 warrants, with an exercise price of $0.01 per share, were issued in connection with $50,000 of the notes payable. Proceeds fo 32,100 will be allocated to these warrants.

Note J - Restatement of Financial Statements

The financial statements have been restated for all periods presented to reflect the 2-for-1 stock split, effective March 23, 2001. In addition, the financial statements have been restated for all periods to reflect corrections to the Company's previously filed financial statements.

The results of these restatements are as follows:

                                             As originally    Adjustments    As restated
                                                 filed
                                             -------------------------------------------
June 30, 2001 (unaudited)
Cash                                          $   56,265     $   (3,092)     $   53,173
Fixed assets                                       2,004         (1,05)             953
Deferred financing costs                             917         37,992          38,909
Accounts payable                                  46,000        129,080         175,080
Accrued expenses and other
  current liabilities                            152,730         71,026         223,756
Officers' salaries payable                           099         49,500          49,500
Notes payable                                     88,000        (55,028)         32,972
Common stock                                         979           (940)             39
Additional paid-in capital                       228,538        201,580         430,118
Accumulated deficit                              457,061        361,369         818,430
Selling, general and
  administrative expenses                        390,595         27,267         417,862
Equity based compensation                              0        122,080         122,080
Merger expense                                         0         75,000          75,000
Interest expense                                       0          9,988           9,988
Net loss                                         273,944        350,986         924,930
       Loss per share - basic and diluted     $     0.03     $     0.04      $     0.07
       Weighted average number of shares       9,131,467        (40,868)      9,090,599


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

           As of September 2001 we have raised approximately $339,000. As of June 30, 2001, we had an accumulated deficit of $818,430. Because the amount of money we can obtain under the equity line with Swartz Private Equity, LLC, is subject to certain conditions, including the continuing effectiveness of a registration statement covering the resale of the shares sold to Swartz, a limitation on the number of shares we may Put based on the trading volume and price of our Common Stock, and the continued listing of our Common Stock on an exchange, we are not relying upon significant funds from this potential source of capital during the next twelve months.

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



Name of Selling            Maximum No. of          Exercise          Loan Amount         Interest             Date of
Stockholder                Shares Issuable         Price Per                             Rate                 Loan
                           under Warrant           Share

Dean Vilone                 25,000                  $ .01             $10,000              14%              August 13, 2001

Paul Dorsey                 14,000                  $ .01             $ 5,000              14%              August 13,  2001

Harry Kraus (2)             25,000                  $ .01             $10,000              14%              July 26, 2001

Edward Kraus (1)           100,000                  $ .10             $23,000              14%              March 23, 2001

Milton and
Golda
Toorans (3)                50,000                   $ .01             $20,000              14%              April 20,  2001

Wetlands
Mitigation
Services, LLC              15,000                   $ .25             $ 5,000              10%              March 23, 2001

Christopher
Coons                     200,000                   $ .01            $100,000              14%              June 19, 2001

-----------
 (1) Edward Kraus is the father of Jeremy Kraus, the Company's Chairman and Chief Executive Officer.
 (2)   Harry Kraus is the uncle of Jeremy Kraus.
 (3)   Milton and Golda Toorans are the grandparents of Jeremy Kraus.

As of August 7, 2001, none of the Warrant Investors had exercised any warrants and none owned any equity securities of the Company.

           As of August 7, 2001, we had issued 539,303 unregistered shares of Common Stock to the Selling Investors who received shares (i) in exchange for their investments in the Company and (ii) in exchange for shares of Valesc NJ upon consummation of the Merger on March 22, 2001. The terms of each sale are set forth in the table below. Each such sale was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that each of the Selling Investors was an accredited investor.




Name of Selling                           Number of           Price per            Date of Purchase
Stockholder                               Shares              Share                or Acquisition

Andrewson, Katherine                       5,000              $.25                 March 22, 2001
Cipollone, Peter                          20,000              $.25                 March 22, 2001
Colgan, Sean                              20,000              $.25                 March 22, 2001
Cuffner, Monica                           20,000              $.25                 March 22, 2001
Deutsch, Karin                             8,000              $.25                 March 22, 2001
Holk, Timothy                             20,000              $.25                 March 22, 2001
Ingle, R. Edward                          40,000              $.25                 March 22, 2001
Jaccarino, Michael                         3,000              $.25                 March 22, 2001
Kaehler, Robert                           10,000              $.25                 March 22, 2001
Klepacki, Jeffrey                         40,000              $.25                 March 22, 2001
Loomis, Deborah                           20,000              $.25                 March 22, 2001
Mehling, Andrea                           20,000              $.25                 March 22, 2001
Miller, Gary and Diane (1)                40,000              $.25                 March 22, 2001
Miller, Scott (2)                         10,000              $.25                 March 22, 2001
Nuzum, Henry                               3,000              $.33                 June 8, 2001
Otto, William                             30,000              $.33                 March 22, 2001
Read, Joan                                20,000              $.25                 March 22, 2001
Reid, Archibald                           30,000              $.33                 March 22, 2001
Saliba, Anis                              20,000              $.25                 March 22, 2001
Shannon, Phillip                          30,303              $.33                 April 24, 2001
Strawley, Jennifer                         5,000              $.25                 March 22, 2001
Torgerson, Ryan                           15,000              $.33                 March 22, 2001
Weise, Linda                              40,000              $.25                 March 22, 2001
Welsh, Thomas                             20,000              $.25                 March 22, 2001
Whittaker, Richard                        40,000              $.25                 March 22, 2001
Zador, William and Marlene                10,000              $.25                 March 22, 2001
                                          --------

                     Total               539,303

-------------
(1)  Gary and Diane Miller are the parents of Garrett Miller, our Vice
     President.
(2)  Scott Miller is the brother of Garrett Miller.


           On March 22, 2001, the Company issued 8,458,008 shares of Common Stock to Atlas Holdings Inc. pursuant to a Merger Agreement dated March 2, 2001 between Valesc NJ and NetCentral. The sale was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that Atlas Holdings was an accredited investor. Jeremy Kraus, our Chairman and Chief Executive Officer, Samuel Cohen, our President, and Garrett Miller, our Vice President, own 50%, 25% and 12.5%, respectively, of Atlas Holdings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Exhibit Index on page 19.

     (b) Reports on Form 8-K: The Company filed a Form 8-K for June 29, 2001 pertaining to an Investment Agreement between Valesc Inc. and Swartz Private Equity, LLC, and reporting item 5.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Valesc Inc.
                                               (Registrant)


Date: October 11, 2001                              By: /s/ Samuel Cohen
                                                   -----------------------------
                                                       Samuel Cohen
                                                       President

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

4.1 Second Amended and Restated Investment Agreement dated September 26, 2001, between the Company and Swartz Private Equity, L.L.C. (filed as part of our Registration Statement on Form SB-2 filed on September 26, 2001 and incorporated herein by reference);

4.2 Amended Commitment Warrant to Purchase Common Stock between Valesc Inc. and Swartz Private Equity, L.L.C. with an issue date of April 24, 2001 (filed as part of our Registration Statement on Form SB-2 filed on September 26, 2001 and incorporated herein by reference);

4.3 Amended and Restated Registration Rights Agreement between Valesc Inc. and Swartz Private Equity, L.L.C., dated as of September 26, 2001 (filed as part of our Registration Statement on Form SB-2 filed on September 26, 2001 and incorporated herein by reference);

10.1 2001 Stock Option Plan (filed as part of our Form S-8 filed April 6, 2001 and incorporated herein by reference);

10.2 Employment Agreement between Valesc Inc. and Jeremy Kraus dated April 2, 2001;*

10.3 Employment Agreement between Valesc Inc. and Samuel Cohen dated April 2, 2001;*

10.4 Employment Agreement between Valesc Inc. and Garrett Miller dated April 2, 2001;*

99.1 Financial Statements of Valesc Inc. for the period from October 24, 2000 (inception) through December 31, 2000 (filed as part of our Form 8-K/A filed on October 10, 2001 and incorporated herein by reference);

99.2 Pro Forma Combined Financial Statements of Valesc Inc. and NetCentral Capital Fund, Inc. as of December 31, 2000 and for the period from June 2, 2000 (the inception date of NetCentral Capital Fund, Inc.) through December 31, 2000 (filed as part of our Form 8-K/A filed on October 10, 2001 and incorporated herein by reference).

* Previously filed with this report.