Form 10QSB/A
period 2001-03-31
VALESC INC
filed 2001-10-18
CIK 1119690

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

         The registrant hereby files this report on Form 10-QSB/A to amend its report on Form 10-QSB for the quarterly period ended March 31, 2001 to amend
Part I to include restated financial statements and to amend Item 6 of
Part II. No other items in the registrant's report on Form 10-QSB for the quarterly period ended March 31, 2001 are amended.

                                   Valesc Inc.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                              Page

     Balance Sheet  .......................................................  3

     Statements of Operations..............................................  4

     Statement of Shareholder's Equity.....................................  5

     Statements of Cash Flows..............................................  6

     Notes to Financial Statements.........................................  7

Item 2. Management's Discussion and Analysis or Plan of Operation.......... 15


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................. 16


PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                                   Valesc Inc.
                          (a development stage company)

                                  Balance Sheet

                           March 31, 2001 (unaudited)


Assets

Current Assets

Cash                                                                      23,287
                                                                         -------
Total Current Assets                                                      23,287

Property and equipment, net of accumulated depreciation of $297            1,132
                                                                         -------
Total Assets                                                              24,419
                                                                         =======

Liabilities and Shareholder's Equity (Deficiency)

Current Liabilities
Accounts payable                                                         113,457
Accrued expenses and other current liabilities                           222,071
Officers' salaries payable                                                12,000
                                                                         -------
Total current liabilities                                                347,528

Notes payable - long term, net of debt
     discount of $24,784                                                   3,216
                                                                         -------

Total Liabilities                                                        350,744

Commitments and contingencies

Shareholder's Equity

Preferred stock; $.0001 par value; 20,000,000
  shares authorized, none issued and outstanding                            --

Common stock, $.0001 par value; 100,000,000                                   35
shares Authorized; 9,319,245 shares issued
and outstanding at March 31, 2001
Additional paid-in capital                                               312,627
Accumulated deficit                                                     (638,987)
                                                                         -------
Total Shareholders' Equity (deficiency)                                 (326,325)
                                                                         -------

Total liabilities and shareholders' equity (deficiency)                   24,419
                                                                         =======



         The accompanying notes are an integral part of this statement.


                                   Valesc Inc.
                          (a development stage company)

                            Statements of Operations
                                                                 Three Months Ended   October 24, 2000
                                                                   March 31, 2001     (inception) to
                                                                    (unaudited)        March 31, 2001
                                                               -------------------    ----------------
Net Sales                                                            $    --             $     --

Selling general and administrative expenses                             232,400             425,900
Equity based compensation expense                                       137,640             137,640
Merger Expense                                                           75,000              75,000
                                                                     ----------          ----------
Total Expenses                                                          445,040             638,540
                                                                     ----------          ----------

Loss from operations                                                   (445,040)           (638,540)

Interest expense                                                            447                 447
                                                                     ----------          ----------

Net Loss                                                               (445,487)           (638,987)
                                                                     ==========          ==========

Basic and diluted loss per share (as adjusted for stock split)       $     (.05)

Weighted average shares outstanding used in Computing basic           8,915,843
and diluted loss per common share (As adjusted for stock split)


         The accompanying notes are an integral part of this statement.

                                   Valesc Inc.
                          (a development stage company)

                  Three Months Ended March 31, 2001 (unaudited)

                 Statement of Shareholders' Equity (deficiency)

                                            Common Stock                                                       Total
                                             Number of     Par Value     Additional        Accumulated        Shareholders'
                                               Shares                 Paid-In Capital        Deficit       Equity (Deficiency)
                                             ---------     ---------     ----------        -----------        -------------

Balance, December 31, 2000                   4,388,004        $19         $92,481          $(193,500)           $(101,000)

Contribution of Cash by Founders                                             4017                                    4017

Issuance of common stock to cash                94,000          9          53,366                                  53,375
investors

Issuance of common stock for services           78,000          7          34,303                                  34,310
rendered, net

Allocation of a portion of proceeds of                                     25,130                                  25,130
notes payable to warrants

2:1 stock split                              4,482,004

Shares issued in connection with merger        277,237

Compensatory charge - stock options to                                     18,750                                  18,750
officers

Compensatory charge - shares of Atlas                                      84,580                                  84,580
issued to an officer of the Company

Net loss for three months ended March                                                       (445,487)            (445,487)
31, 2001
(unaudited)

                                           --------------- ---------- ----------------- ------------------ ---------------------
Balance, March 31, 2001 (unaudited)          9,319,245        $35        $312,627           (638,987)            (326,325)
                                             =========        ===        ========          ==========           ==========




         The accompanying notes are an integral part of this statement.



                                   Valesc Inc.
                          (a development stage company)

                            Statements of Cash Flows

                                                                           Three Months Ended         October 24, 2000
                                                                             March 31, 2001       (inception) to March 31,
                                                                               (unaudited)                  2000
                                                                             --------------       ------------------------

Cash Flows from operating activities
Net loss                                                                       $(445,487)                $(638,987)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization                                                        179                       297
Equity-based compensation for services                                           137,640                   137,640
Noncash interest accretion                                                           346                       346

Changes in assets and liabilities
Accrued officers' salaries                                                        12,000                    12,000
Accounts payable                                                                 (13,521)                  113,457
Accrued expenses and other current liabilities                                   222,071                   222,071
                                                                                --------                  --------
Net cash used in operating activities                                            (86,772)                 (153,176)

Cash flows from investing activities                                                  0                     (1,429)

Cash flows from financing activities

Proceeds from notes payable                                                      28,000                     28,000
Contribution of cash by founders                                                  4,017                      4,017
Proceeds from private placements and issuances of stock                          53,375                    145,875
                                                                                --------                  --------

Net cash provided by financing activities                                        85,392                    177,892
                                                                                --------                  --------

Net increase (decrease) in cash                                                  (1,380)                    23,287

Cash at beginning of period                                                      24,667                         0
                                                                                --------                  --------

Cash at end of period                                                            23,287                     23,287
                                                                                =======                    =======

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest                                            -                         -



         The accompanying notes are an integral part of this statement.

                                   Valesc Inc.
                          (a development stage company)

                          Notes to Financial Statements

                           March 31, 2001 (unaudited)

Note A - Description of Business

     1. Description of Business Entities

Valesc Inc., a New Jersey corporation ("Valesc NJ") was incorporated on October 26, 2000, and at the date of inception was owned 100% by Atlas Holdings Inc. On March 21, 2001, Valesc NJ executed a 2:1 stock split. All shares and per share amounts have been restated to retroactively reflect the stock split. The stock split did not change the authorized number of shares or par value. Atlas Holdings is owned 50% by Jeremy Kraus, the Company's Chairman and Chief Executive Officer, 25% by Samuel Cohen, the Company's President and Director and 12.5% by Garrett Miler, the Company's Vice President and Director.

NetCentral Capital Fund, Inc. ("NetCentral") was incorporated in the State of Delaware on June 2, 2000 for the specific purpose of providing a method, through a merger or otherwise, for a foreign or domestic private company to become a reporting company with a class of registered securities. NetCentral had a single shareholder. It had no operating business from the date of inception until March 22, 2001. At March 22, 2001, NetCentral had no net assets. From inception through March 22, 2001 NetCentral had no revenues and expenses of approximately $30,000 of professional fees relating to the formation. On March 21, 2001, NetCentral had a 1:18.04 reverse stock split, and thereafter has 277,237 shares outstanding.

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

Costs associated with merger were expensed as incurred.

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

     4. Restatement

The financial statements (substantially all accounts) of the Company for the three months ended March 31, 2001 have been restated. See Note J.

Note B - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2001 and the consolidated results of its operations for the three months ended March 31, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for a full year.

Note C - Liquidity and Going Concern

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. No adjustment has been made for this uncertainty. The Company has invested a significant amount of its effort and cash in the development of its business plan. As of March 31, 2001, the Company had an accumulated deficit of approximately $638,000. For the period ended March 31, 2001, the Company had net losses of approximately $445,000, and generated negative cash flows from operations of approximately $86,000. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions. Operating losses are expected to continue in 2001.

Management's plans with respect to its liquidity issues include the following:

     - The Company has obtained an "equity line of credit" which provides a financing vehicle for the Company - see Note E-4.
     - The Company is in the process of completing the registration of its Common Stock, which would allow it to commence drawing on the "equity line of credit" and to consummate acquisitions.
     - Completion of due diligence and financing arrangements to allow for the consummation of acquisitions.
     - Raise additional funding through sale of debt and equity instruments to fund activities.
     - From April through September 2001, the Company received proceeds from the issuance of debt and equity of approximately $152,000.

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

Note D - Accounting Policies

     1. Earnings (Loss) Per Share

Basic loss per share for the three months ended March 31, 2001 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. All amounts have been restated to reflect the stock split. The amount of options and warrants not considered in the loss per share calculation because their effect was antidilutive was 1,015,000 for the three months ended March 31, 2001.

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

From January 1 to March 31, 2001 the Company issued 94,000 (as adjusted for the stock split) shares of common stock for aggregate net proceeds of $53,375. The shares were offered to employees, directors, related party investors and non-related investors.

     2. Warrants

During the three months ended March 31, 2001, an aggregate of 115,000 warrants were issued in connection with the notes payable with a face value of $28,000 (See Note F). Proceeds of approximately $25,000 were allocated to these warrants. The assumptions used in determining the warrant valuation using the Black-Scholes option pricing model are risk-free interest rate (4.72%), volatility factor (45%), fair value ($0.33) and term of warrants (1-2.5 years). Further, for purposes of this calculation the Company assumed the maximum number of warrants would be issued or the exercise price would be the lowest price indicated in the terms of the warrant agreement. The terms of these warrants are summarized as follows:

     - 15,000 of these warrants are exercisable at $.25 per share through December 31, 2003
     - 100,000 of these warrants are exercisable at $.10 per share through February 2, 2004

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

The status of the Company's employee stock option plan is summarized below:



                                                                    Common Stock Activity       Weighted Average
                                                                                                 Exercise Price

Outstanding at December 31, 2000                                               0                      --
Activity for the Period ending March 31, 2001 (unaudited)
         Granted                                                         900,000                    $0.50
         Exercised                                                          --
         Cancelled                                                          --
Outstanding at March 31, 2001 (unaudited)                                900,000                    $0.50



300,000 of the granted shares become exercisable on each of December 31, 2001, 2002 and 2003.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. As discussed in Note H-1, the Company has issued stock options to its three executive officers. The exercise price of the first-year element of the stock option grant is below the fair value of the Company's stock, therefore a compensation charge of $75,000, computed under the intrinsic value method, will be recognized over the on-year vesting period. The second and third-year elements contain an exercise price at or above the fair value of the Company's stock at the date of grant and therefore no compensatory charge has been recorded.

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

     4. The Investment Agreement With Swartz

On June 7, 2001 and as amended on August 29, 2002 and September 26, 2001, the Company entered into an Investment Agreement with Swartz Institutional Finance ("Swartz") under which the Company, from time to time, has the option to issue Swartz shares of Common Stock up to a maximum aggregate offering amount of $20,000,000. Under the Investment Agreement, shares are issued to Swartz, and Swart pays for the shares in transactions referred to as "Puts". The Company has the right, at its sole discretion, to put shares of its Common Stock, to Swartz, which Swartz must purchase, for a dollar amount of up to $2.0 million in each Put, subject to additional limitations on the timing of our exercise of Put rights and on the number of shares Swartz is obligated to purchase. The Company's right to Put shares to Swartz is for a period of three years beginning on the effective date of the registration statement.

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

The Company has the option, on the date of notification to Swartz of a Put, to designate a minimum price for the shares to be purchased by Swartz in the Put which is no greater than the lesser of 80% of the closing bid price of its Common Stock on the day preceding the notice or the closing bid price on that day minus $.14. If the Company designates a minimum price, Swartz must pay at least that price for its Common Stock.

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

     5. Transaction with Garrett Miller

In January 2001, the Company entered into an agreement with Garrett Miller, whereby he would exchange purchased shares and earned (through investment commissions and equity-based compensation) shares of Valesc Inc. for shares of Atlas Holdings. The Company recorded a charge to operations of approximately $84,000 related to the equity-based compensation.

Note F - Notes Payable

     1. Related Party Notes

During the first three months of 2001, the Company received advances from related parties aggregating $23,000. The terms of these advances from related parties were formalized in July 2001. This note included detachable warrants purchase 100,000 shares at $.10 per share through February 2004.

Of the total proceeds of this financing, approximately $23,000 was allocated to warrants (Note D). Interest expense resulting from the accretion of the loan balance to its face value was approximately $100 for the three months ended March 31, 2001. The loan bears interest at a rate of 14% per annum, all of which is included in accrued interest at March 31, 2001.The note is due in 2003, and is guaranteed by the Company's officers and directors.

     2. Non-Related Party Notes

During the first three months of 2001, the Company issued a note to a non-related party for $5,000. The loan bears interest at a rate of 10% per annum, all of which is included in accrued interest at March 31, 2001. The note is due in September 2001. Payment of this note included detachable warrants to purchase 15,000 shares at $.25 per share through December 31, 2003.

Of the total proceeds of this financing, approximately $2,000 was allocated to warrants (Note D).

Note G - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes under enacted tax law and rates. At March 31, 2000, the Company had a net operating loss carryforward if approximately $600,000, which expires in 2015. Deferred tax assets arising from the net operating loss carryforwards, organizational costs and certain accruals, are fully reserved due to the uncertainty of future utilization. The Company has fully reserved all deferred tax assets due to the uncertainty if realization.

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

The total payments deferred pursuant to clause (D) above as of March 31, 2001 is $12,000.

In addition to the foregoing, each executive was granted the option to purchase a total of 300,000 shares of Common Stock vesting in equal installments of 100,000 shares at the end of each year of employment. The options shall be exercisable for a period of three years following the date of vesting, and the exercise price shall be as follows: (i) $.25 per share for the 100,000 shares that vest after the first year; (ii) $.50 per share for the 100,000 shares that vest after the second year; and (iii) $.75 per share for the 100,000 shares that vest after the third year. In the event the executive is terminated "without cause" by the Company or the executive terminates his employment "for good reason", any options then outstanding that have neither vested nor been terminated as of such date shall vest and become subject to purchase by the executive.

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

     3. Litigation

A shareholder of a predecessor of Atlas Holdings filed a suit against the predecessor company seeking additional stock ownership. The case was dismissed for failure to prosecute. Management of Atlas believes there are valid and meritorious defenses to such claim, if the suit is refiled and it is named as a defendant.

Note I - Subsequent Events (unaudited)

During April through August 2001, the Company received an aggregate of $145,000 through the issuance of notes payable to related party and non-related investors. Proceeds were used for working capital purposes. Interest is payable at 14% per annum. Each of the notes mature in 2003, and are guaranteed by the Company's officers and directors. In connection with these notes, warrants were issued summarized as follows:

     - 114,000 warrants, with an exercise price of $.01 per share, were issued in connection with $45,000 of the notes payable. The warrants expire in February 2004.

     - Warrants to purchase shares at $.01 per share through December 19, 2003. The number of shares exercisable is preset based upon the date the note payable is repaid (120,000 if repaid prior to February 2, 2002, 150,000 if repaid between February 3, 2002 and August 1, 2002, and 200,000 if repaid after August 1, 2002).

Note J - Restatement of Financial Statements

The financial statements have been restated for all periods presented to reflect the 2-for-1 stock split, effective March 23, 2001. In addition, the financial statements have been restated for all periods to reflect corrections to the Company's previously filed financial statements.

The results of these restatements are as follows:



                                                             As originally       Adjustments       As restated
                                                                 filed
                                                             -------------       -----------       -----------

March 31, 2001 (unaudited)
Cash                                                             39,472           (16,185)           23,287
Fixed assets                                                      1,261              (129)            1,132
Accounts payable                                                   0              113,457           113,457
Accrued expenses and other current liabilities                     0              222,070           222,070
Officers' salaries payable                                       57,000           (45,000)           12,000
Notes payable                                                    28,000           (24,784)            3,216
Common stock                                                      9,241             9,206                35
Additional paid-in capital                                      134,276           178,351           312,627
Accumulated deficit                                             183,117           424,120           638,987
Selling, general and administrative expenses                    116,651           115,749           232,400
Equity based compensation                                             0           137,640           137,640
Merger Expense                                                        0            75,000            75,000
Interest expense                                                      0               447               447
Net loss                                                       (116,651)         (328,836)         (445,487)
        Loss per share - basic and diluted                      $(0.017)                             $(0.05)
        Weighted average number of shares                     6,861,824         2,054,019         8,915,843


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

RESULTS OF OPERATIONS

On March 22, 2001, pursuant to the terms of a Merger Agreement dated March 2, 2001, by and between Valesc Inc., a New Jersey corporation, ("Valesc NJ") and the Company ("Merger Agreement"), Valesc NJ merged with and into the Company (the "Merger"). The terms of the Merger are as set forth in the Merger Agreement and in the Agreement and Plan of Merger, dated March 22, 2001 ("Agreement and Plan of Merger"), which is incorporated by reference to the Company's Form 8-K, filed on March 23, 2001. Consequently, since March 22, 2001, the Company's financial statements have been prepared as if it were reporting entity.

Due to the Company's substantially changed operations, a comparison of current operating results to those for periods prior to the date of merger is not deemed meaningful.

Revenues. For the quarter ended March 31, 2001, the Company did not generate any revenue from its business activities.

Administrative. For the quarter ended March 31, 2001, the Company incurred general and administrative expenses of $250,835 primarily consisting of legal and accounting expenses relating to the merger with Valesc - NJ and relating to the Company's year-end SEC reporting obligations and audit.

Due to the lack of operating revenues during the quarter ended March 31, 2001, the Company incurred a net loss of $445,487 for the period. The Company expects its operating expenses to exceed its revenues for the foreseeable future.

As of March 31, 2001, the Company had cash and cash equivalents of $23,287 and net accounts receivable of $0. Due to the Company's limited history, it expects to generate little or no revenues and will attempt to keep administrative costs to a minimum.

                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Exhibit Index on page 18.

     (b) Reports on Form 8-K: The Company filed a Form 8-K for March 22, 2001 pertaining to the Merger and reporting Items 1, 2, 5 and 7, and a Form 8-K/A on October 10, 2001 amending Item 7.

        The financial statements filed with the Form 8-K/A were:

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

                                                Valesc Inc.
                                               (Registrant)


Date: October 12, 2001                          By: /s/ Jeremy Kraus
                                                ----------------------------
                                                   Jeremy Kraus
                                                   Chairman of the Board

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

10.1 2001 Stock Option Plan (filed as part of our Form S-8 filed April 6, 2001 and incorporated herein by reference);

10.2 Employment Agreement between Valesc Inc. and Jeremy Kraus dated April 2, 2001 (filed as part of our Form 10-QSB filed on August 20, 2001 and incorporated herein by reference);

10.3 Employment Agreement between Valesc Inc. and Samuel Cohen dated April 2, 2001 (filed as part of our Form 10-QSB filed on August 20, 2001 and incorporated herein by reference);

10.4 Employment Agreement between Valesc Inc. and Garrett Miller dated April 2, 2001 (filed as part of our Form 10-QSB filed on August 20, 2001 and incorporated herein by reference);

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