Form 10QSB
period 2001-09-30
VALESC INC
filed 2001-11-14
CIK 1119690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2001
                                     ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,442,548 shares of common stock issued and outstanding as of October 29, 2001
    -------------------------------------------------------------------------

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

Item 2. Management's Discussion and Analysis or Plan of Operation............ 14

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................... 15

Item 6.  Exhibits and Reports on Form 8-K.................................... 15


PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS



                                   Valesc Inc.
                          (a development stage company)

                         September 30, 2001 (unaudited)

                                  Balance Sheet


Assets

Current Assets


Cash                                                                  $  41,385
                                                                      ---------
Total Current Assets                                                     41,385

Property and equipment, net of
        accumulated depreciation of $655                                    775
Deferred Financing Costs, net of
        accumulated amortization of $4,213                               35,566
                                                                      ---------

Total Assets                                                          $  77,726
                                                                      =========

Liabilities and Shareholder's
        Equity (Deficiency)

Current Liabilities
Accounts payable                                                      $ 251,484
Accrued expenses and other
        current liabilities                                             229,161
Officers' salaries payable                                               77,019
                                                                      ---------
Total current liabilities                                               557,664

Notes payable - long term,
        net of debt discount of $100,273                                 72,727
                                                                      ---------

Total Liabilities                                                       630,391

Commitments and contingencies

Shareholder's Equity

Preferred stock; $.0001 par value;
        20,000,000 shares authorized,
        none issued and outstanding                                        --
Common stock, $.0001 par value;
        100,000,000 shares Authorized;
        9,352,548 shares issued and
        outstanding at September 30, 2001                                    47

Additional paid-in capital                                              501,520
Accumulated deficit                                                  (1,054,232)
                                                                     ----------
Total Shareholders' Equity (deficiency)                                (552,665)
                                                                     ----------

Total liabilities and shareholders'
        equity (deficiency)                                           $  77,726
                                                                      =========

         The accompanying notes are an integral part of this statement.


--------------------------------------------------------------------------------



                                   Valesc Inc.
                          (a development stage company)

                       Statement of Operations (unaudited)

                                                    Nine Months       Cumulative
                                                      Ended             from
                                                September 30, 2001     inception
                                                                      (October 24,
                                                                        2000) to
                                                                    September 30, 2001
                                                   -----------------------------


Net Sales                                                  --           --

Selling general and administrative expenses         $   612,174      $ 805,674
Equity based compensation expense                       140,830        140,830
Merger expense                                           75,000         75,000
                                                    -----------      ---------
Total Expenses                                          828,004      1,021,504
                                                    -----------      ---------

Loss from operations                                   (828,004)    (1,021,504)

Interest expense (including noncash
        accretion of interest of $25,537)                32,728         32,728
                                                    -----------      ---------

Net Loss                                            $  (860,732)   $(1,054,232)
                                                    ===========      =========

Basic and diluted loss per share
        (as adjusted for stock split)               ($     0.09)
                                                    ============

Weighted average shares outstanding used in
        Computing basic and diluted loss per
        common share (As adjusted for stock split)    9,090,599
                                                      =========





         The accompanying notes are an integral part of this statement.




--------------------------------------------------------------------------------




                                   Valesc Inc.
                          (a development stage company)

                      Nine Months Ended September 30, 2001

           Statement of Shareholders' Equity (deficiency) (unaudited)

                                                          Common Stock
                                                    Number of      Par Value      Additional        Accumulated           Total
                                                     Shares                    Paid-In Capital        Deficit        Shareholders'
                                                                                                                 Equity (Deficiency)
                                                 ---------------- ------------ ----------------- --------------- -------------------
Balance, December 31, 2000                          4,388,004         $19         $  92,481          $(193,500)      $(101,000)
Contribution of Cash by Founders                       --             --              4,017                              4,017
Issuance of common stock to cash investors            127,303          13            64,237                             64,250
Issuance of common stock for services                  78,000           7            34,293                             34,300
rendered, net
Allocation of a portion of proceeds of notes                                        125,810                            125,810
payable to warrants
2:1 stock split                                     4,482,004         --              --                                 --
Shares issued in connection with merger               277,237         --              --                                 --
Compensatory charge - stock options to officers                                      56,250                             56,250
Compensatory charge - warrant issued with              --             --             39,780                             39,780
equity line of credit
Compensatory charge - shares of Atlas issued           --             --             84,580                             84,580
to an officer of the Company
Purchase of common stock by service providers,          8,000           8                72                                 80
at fair value
Net loss for nine months ended September 30,           --             --            501,520           (860,732)       (848,232)
2001 (unaudited)
                                                   ----------       -----         ---------        -----------       ---------
Balance, September 30, 2001 (unaudited)             9,352,548         $47          $501,520        $(1,054,232)      $(552,665)
                                                   ==========       =====          ========        ===========       =========




         The accompanying notes are an integral part of this statement.





--------------------------------------------------------------------------------



                                   Valesc Inc.
                          (a development stage company)

                       Statement of Cash Flows (unaudited)

                                                                        Cumulative
                                                                     from inception
                                                 Nine Months            (October 24,
                                                    Ended                 2000) to
                                              September 30, 2001    September 30, 2001
                                              ----------------------------------------


Cash Flows from operating activities

Net loss                                            $(860,732)          $(1,054,232)
Adjustments to reconcile net loss to
        net cash used in operating activities
Depreciation and amortization                           4,749                 4,868
Equity-based compensation charges                     140,830               140,830
Noncash interest accretion                             25,537                25,537
Shares issued for services rendered                    34,300                34,300

Changes in assets and liabilities
Accrued officers' salaries                             77,019                77,019
Accounts payable                                      248,117               251,483
Accrued expenses and other current liabilities        105,572               229,183
                                                    ---------             ---------
Net cash used in operating activities                (224,608)             (291,012)

Cash flows from investing activities                      --                 (1,429)

Proceeds from notes payable                           173,000               173,000
Contribution of cash by founders                        4,017                 4,017
Proceeds from private placements
        and issuances of stock                         64,309               156,809
                                                    ---------             ---------

Net cash provided by financing activities             241,326               333,826
                                                    ---------             ---------

Net increase in cash                                   16,718                41,385

Cash at beginning of period                            24,667                     0
                                                    ---------             ---------

Cash at end of period                               $  41,385             $  41,385
                                                    =========             =========




         The accompanying notes are an integral part of this statement.




--------------------------------------------------------------------------------

                                   Valesc Inc.
                          (a development stage company)

                          Notes to Financial Statements

                         September 30, 2001 (unaudited)

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

Note B - Basis of Reporting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring item) which are considered necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2001 and the consolidated results of its operations for the nine months ended September 30, 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the operating results for a full year.

Note C - Liquidity and Going Concern

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. No adjustment has been made for this uncertainty. The Company has invested a significant amount of its effort and cash in the development of its business plan. As of December 31, 2000, the Company had an accumulated deficit of approximately $193,000. For the period ended December 31, 2000, the Company had net losses of approximately $193,000, and generated negative cash flows from operations of $66,000. This trend continued for the first nine months of 2001. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions. Operating losses are expected to continue in 2001.

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

Note D - Accounting Policies

1.       Earnings (Loss) Per Share

Basic loss per share for the nine months ended September 30, 2001 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. All amounts have been restated to reflect the stock split. The amount of options and warrants not considered in the loss per share calculation because their effect was antidilutive was 1,327,000 for the nine months ended September 30, 2001.


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

4.       Stock-Based Compensation

As permitted by the Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference, on the date of grant, between fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, or in Conjunction With Selling, Good or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. That measurement date of the fair value of the equity instrument issued is the date on which the couterparty's performance is complete.

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

1.       Common Stock Issuances

During 2000, the Company sold 370,000 shares (as adjusted for the stock split) of common stock for aggregate net proceeds of $92,500. The shares were offered to employees, directors, related party investors and non-related investors.

From January 1 to September 30, 2001 the Company sold 135,303 (as adjusted for the stock split) shares of common stock for aggregate net proceeds of $66,869. The shares were offered to employees, directors, related party investors and non-related investors.


2.       Warrants

During the nine months ended September 30, 2001, an aggregate of 429,000 warrants were issued in connection with the notes payable with a face value of $173,000 (See Note F). Proceeds of $125,810 were allocated to these warrants. The assumptions used in determining the warrant valuation using the Black-Scholes option pricing model are risk-free interest rate (4.72%), volatility factor (45%), fair value ($0.33) and term of warrants (1-2.5 years). Further, for purposes of this calculation the Company assumed the maximum number of warrants would be issued or the exercise price would be the lowest price indicated in the terms of the warrant agreement. The terms of these warrants are summarized as follows:

     -- 15,000 of these warrants are exercisable at $.25 per share through December 31, 2003
     -- 50,000 of these warrants are exercisable at $.01 per share through February 1, 2004
     -- 100,000 of these warrants are exercisable at $.10 per share through February 2, 2004
     -- The Company also issued warrants with an exercise price of $.01 through December 19, 2003. The number of shares permitted to be exercised under these warrants is pre-set based upon the date the note payable is repaid - 131,500 if repaid prior to February 2, 2002, 189,000 if repaid between February 3, 2002 and August 1, 2002 and 264,000 if repaid after August 1, 2002

3.       Stock Option Plan

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

The status of the Company's employee stock option plan is summarized below:

                                       Common Stock        Weighted Average
                                         Activity           Exercise Price
                                         --------           --------------
Outstanding at December 31, 2000             0                    --
Activity for the Period ending
  September 30, 2001 (unaudited)
        Granted                          900,000                $0.50
        Exercised                          --
        Cancelled                          --
Outstanding at September 30, 2001
  (unaudited)                            900,000                $0.50


300,000 of the granted shares become exercisable on each of December 31, 2001, 2002 and 2003.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. As discussed in Note H-1, the Company has issued stock options to its three executive officers. The exercise price of the first-year element of the stock option grant is below the fair value of the Company's stock, therefore a compensation charge of $75,000, computed under the intrinsic value method, will be recognized over the one-year vesting period. The second and third-year elements contain an exercise price at or above the fair value of the Company's stock at the date of grant and therefore no compensatory charge has been recorded.

4.       Other Stock Options

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

5.       The Investment Agreement With Swartz

On June 7, 2001 and as amended on August 29, 2001 and September 26, 2001, the Company entered into an Investment Agreement with Swartz Private Equity, LLC ("Swartz") under which the Company, from time to time, has the option to issue Swartz shares of Common Stock up to a maximum aggregate offering amount of $20,000,000. Under the Investment Agreement, shares are issued to Swartz, and Swartz pays for the shares in transactions referred to as "Puts". The Company has the right, at its sole discretion, to put shares of its Common Stock, to Swartz, which Swartz must purchase, for a dollar amount of up to $2.0 million in each Put, subject to additional limitations on the timing of our exercise of Put rights and on the number of shares Swartz is obligated to purchase. The Company's right to Put shares to Swartz is for a period of three years beginning on the effective date of the registration statement.

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

As consideration for entering into the Investment Agreement, the Company granted to Swartz a warrant to purchase 780,000 shares of our Common Stock (the "Commitment Warrants"). The exercise price for the Commitment Warrants is $1.00 provided that on the date six months after the date if issuance if the warrants, or October 24, 2001, and on each six month anniversary thereafter, the exercise price is subject to adjustment on the lowest closing price for the five trading days preceding the adjustment.

For financial purposes, the Company computed the value of the warrant using the Black-Scholes model and assuming a $1.00 exercise price. The resultant value is considered a deferred offering cost and will be amortized over the life of the equity agreement. To the extent the exercise price per share is adjusted pursuant to the formulas mentioned above, the Company will record additional deferred offering costs. For the nine months ended September 30, 2001, the Company recognized approximately $4,200 of the deferred offering cost as a charge to operations.

The Put Shares have demand registration rights and the Commitment Warrants have piggyback registration rights, semi-annual rest provisions and a 5-year term. The Swartz agreement contains certain penalties if the Company does not execute minimum financings under this agreement.


6.       Transaction with Garrett Miller

In January 2001, the Company entered into an agreement with Garrett Miller, whereby he would exchange purchased shares and earned (through investment commissions and equity-based compensation) shares of Valesc Inc. for shares of Atlas Holdings. The Company recorded a charge to operations of approximately $84,000 related to the equity-based compensation.

Note F - Notes Payable

1.       Related Party Notes

During the first nine months of 2001, the Company received advances from related parties aggregating $53,000. The terms of these advances from related parties were formalized in July 2001. These notes included detachable warrants summarized as follows:

     |X| Warrants to purchase 100,000 shares at $.10 per share through February 2004 were issued to a note holder
     |X| Warrants to purchase 50,000 shares at $.01 per shares through February 2004 were issued to a second note holder.
     |X| Warrants to purchase up to 25,000 shares at $.01 per share (depending on the date the note is repaid) were issued to a third note holder.

Of the total proceeds of this financing, approximately $47,500 was allocated to warrants (Note E). Interest expense resulting from the accretion of the loan balance to its face value was approximately $13,700 for the nine months ended September 30, 2001. All three loans bear interest at a rate of 14% per annum, all of which is included in accrued interest at September 30, 2001. Each of the notes are due in 2003, and are guaranteed by the company's officers and directors.

2.       Non-Related Party Notes

During the first nine months of 2001, the Company issued notes to non-related partied aggregating $120,000. One loan ($5,000) bears interest at a rate of 10% per annum and was due in September 2001, which has been extended. The remaining loans ($115,000) bear interest at a rate of 14% per annum, all of which is included in accrued interest at September 30, 2001, and are due in December 2002. Payment of these notes included detachable warrants summarized as follows:

     -- Warrants to purchase 15,000 shares at $.25 per share through December 31, 2003
     -- Warrants to purchase shares at $.01 per share through December 19, 2003. The number of shares exercisable is preset based upon the date the note payable is repaid (127,500 if repaid prior to February 2, 2002, 174,000 if repaid between February 3, 2002 and August 1, 2002, and 239,000 if repaid after August 1, 2002).

Of the total proceeds of this financing, approximately $78,500 was allocated to warrants (Note E). Interest expense resulting from the accretion of the loan balance to its face value was approximately $11,800 for the nine months ended September 30, 2001.

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

The total payments deferred pursuant to clause (D) above as of September 30, 2001 is $77,019.

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

3.       Litigation

A shareholder of a predecessor of Atlas Holdings filed a suit against the predecessor company seeking additional stock ownership of Atlas Holdings. The case was dismissed for failure to prosecute. Management of Atlas believes there are valid and meritorious defenses to such claim, if the suit is re-filed.


Note I - Subsequent Events (unaudited)

During October 2001, the Company received an aggregate of $30,000 for the issuance of 90,000 shares of common stock to non-related investors. Proceeds were used for working capital purposes.

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

         As of October 2001 we have raised approximately $369,000. As of September 30, 2001, we had an accumulated deficit of $1,054,232. Because the amount of money we can obtain under the equity line with Swartz Private Equity, LLC, is subject to certain conditions, including the continuing effectiveness of a registration statement covering the resale of the shares sold to Swartz, a limitation on the number of shares we may Put based on the trading volume and price of our Common Stock, and the continued listing of our Common Stock on an exchange, we are not relying upon significant funds from this potential source of capital during the next twelve months.

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

                          PART II -- OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On September 17, 2001 we sold 15,000 shares of our common stock, $.0001 par value per share, to Virginia Linde for $5,000 in cash. The sale was made pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof. The facts relied upon for the exemption were that Ms. Linde was an accredited investor.

         On October 3, 2001 we received an investment of $25,000 in exchange for a one year Debenture and a separate Warrant for the purchase of 25,000 shares of common stock. The purchaser of the Debenture and Warrant was Harry Kraus. The Debenture is due October 3, 2002 and provides for interest at 14%. The Warrant gives the holder the right to purchase 25,000 shares of our common stock at $.33 per share until October 2003, after which time the Warrant becomes void. The sale was made pursuant to an exemption from registration under the Securities Act of 1933 provided by Section 4(2) thereof. The facts relied upon for this exemption were that Mr. Kraus was an accredited investor.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Exhibit Index on page 19.

     (b) Reports on Form 8-K: The Company filed a Form 8-K for September 5, 2001, as amended on September 20 and September 21, 2001, pertaining to a change in certifying accountants and reporting item 4.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Valesc Inc.
                                               (Registrant)


Date: November 14, 2001                            By: /s/ Samuel Cohen
                                                   -----------------------------
                                                       Samuel Cohen
                                                       President

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