Form 10KSB
period 2001-12-31
VALESC INC
filed 2002-04-01
CIK 1119690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF

            For the fiscal year ended December 31, 2001

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

         Common Stock                                           None
     par value $.0001 per share                        (Name of Exchange on
         (Title of Class)                                 which Registered)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Registrant's revenues for the fiscal year ended December 31, 2001 totaled $259,492.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$-0- (no market currently exists)

         As of March 15, 2002, the registrant had 10,208,548 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

         Transitional Small Business Disclosure Format (check one):
         Yes [   ]      No [ X ]

                                TABLE OF CONTENTS

                                                                        Page
                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS                                   1
ITEM 2.           DESCRIPTION OF PROPERTY                                   7
ITEM 3.           LEGAL PROCEEDINGS                                         7
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                          7

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                       8
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                      11
ITEM 7.           FINANCIAL STATEMENTS                               F-1 TO F-14
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                     21

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT                        22
ITEM 10.          EXECUTIVE COMPENSATION                                   26
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                    29
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                             29
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K                         31
EXHIBIT INDEX                                                              33

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward- looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically our history of losses, doubt about our ability to continue as a "going concern", our dependence on relationships with a limited number of suppliers, our difficultly attracting experienced salespersons, changing technology in the markets for our products, potential product liability claims against us, changes in laws and regulations affecting the healthcare industry, our limited geographical area, inability to compete successfully, our dependence on key personnel, our dependence on financing, inability to draw funds under our Investment Agreement, lack of a trading market for our stock, control of the Company by one shareholder, dilution of shares due to our Investment Agreement, dilution of shares due to outstanding options and warrants, non-payment of dividends, penalties payable under our Investment Agreement, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

HISTORICAL BACKGROUND

Valesc Inc. ("Valesc", the "Company", "us" or "we") was incorporated on June 2, 2000 in the State of Delaware under the name NetCentral Capital Fund, Inc. We were formed as a development stage company for the specific purpose of becoming a reporting company with a class of registered securities to enable us to be in a better position to seek suitable acquisitions. On September 5, 2000, we filed a Form 10-SB General Form for Registration of Securities of Small Business Issuers. We had no operations prior to the acquisition of OJI Surgical, Inc., and we are not yet cleared by the National Association of Securities Dealers, Inc. for an unpriced quotation in the over-the-counter Bulletin Board. Upon effectiveness of our registration statement, Amendment No. 2 of which was filed on March 25, 2002, we intend to apply for such a clearance so that there is a basis for a meaningful market to permit trading in registered shares issued to consultants and investors, and to facilitate the future resale of shares under our Investment Agreement with Swartz Private Equity, LLC ("Swartz"). William Tay was the sole director, officer and shareholder of NetCentral.

On March 22, 2001 we acquired Valesc Inc., a New Jersey corporation ("Valesc NJ") for 8,964,008 shares of common stock, which we exchanged on a 1-for-1 basis with Valesc NJ stock. In anticipation of the acquisition, we executed a 1-for-18.04 reverse stock split that left us with 277,237 shares outstanding, and Valesc NJ executed a 2-for-1 stock split. As a result of the merger, Atlas Holdings Inc. ("Atlas"), the controlling shareholder of Valesc NJ, now owns 8,458,008 or 82.8% of our common stock. Atlas is owned 50% by Jeremy Kraus, our Chairman and Chief Executive Officer, 12.5% by Garrett Miller, our Vice President and Director, and 25% by Samuel Cohen, our President and Director.

In connection with a simultaneous change of management upon consummation of the merger, we changed our name to Valesc Inc. The basis for our name is the Latin word VALESCO which means to grow strong.

On March 22, 2001, William Tay resigned as an officer and director. Our new officers and directors are Jeremy Kraus, Samuel Cohen and Garrett Miller.

On December 17, 2001, we acquired 100% of the capital stock of OJI Surgical, Inc., an Oregon corporation ("OJI"), from SMT Enterprises Corporation ("SMT"), in exchange for 266,000 shares of our common stock. OJI has been in business since 1988 and is now a wholly-owned subsidiary of Valesc. The purchase price was determined based upon a multiple of OJI's previous years' gross profits.

OJI is operated by Harry Kraus, who serves as the sole director and President. Harry Kraus is the uncle of Jeremy Kraus, our Chief Executive Officer and director, and is also the owner of 31% of the outstanding capital stock of SMT.

Two of our executive officers, Jeremy Kraus and Samuel Cohen, who are also shareholders and serve as directors, are shareholders and serve as directors of SMT. Jeremy Kraus, Samuel Cohen and Garrett Miller, our director and Vice President, own 8.5%, 4.25% and 2.12% respectively, of the outstanding capital stock of SMT through Atlas. As interested directors, Mr. Kraus and Mr. Cohen abstained from voting to authorize the acquisition of OJI on behalf of us and SMT.

Edward Kraus, the President of SMT and a director and owner of 13.6% of the outstanding capital stock of SMT, is the father of Jeremy Kraus, our Chief Executive Officer and director. Robert Kraus, a director of SMT and owner of 25% of the outstanding capital stock of SMT, is the uncle of Jeremy Kraus, our Chief Executive Officer and director.

BUSINESS

We are a sales organization representing manufacturers of orthopedic care and surgical products. These products include scopes, burrs, saws, cutters, replacement joints, braces and other implements used in orthopedic surgeries and post-surgical care and rehabilitation. Generally, our products are sold directly to either the surgical practice performing the procedure or the affiliated hospital or surgery center where the procedure is performed. We do not manufacture any of the products we sell, but earn revenues either through commission agreements with the manufacturers we represent, or through the distribution of products. Our products currently include a variety of implements and tools utilized during surgical procedures, as well as artificial joints and other implants. We represent several different manufacturers who do not compete with one another under exclusive contracts covering defined territories generally within the northwest United States, some of which have been in place for as long as 11 years. Manufacturers generally pay us a fixed commission ranging from 12% to 25% of the sales price of goods sold.

We do not carry any inventory and do not take ownership of the products we sell. Some of the products we sell are shipped directly to customers by the manufacturer. In this case our role is solely as a sales representative and we do not take part in the physical distribution of the product. In cases where we are responsible for physical distribution, we do not take ownership of the product or hold it in inventory, but merely accept delivery from the manufacturer and then make local delivery of the product to the customer. In these cases we serve as both a sales representative and as a logistical conduit for the products, with responsibility for the proper handling and short-term storage. We do not generally receive additional compensation for these additional services.

Most of our representation agreements have a one-year term and are automatically renewable, although the agreements may be canceled by either party without cause upon prior notice. Two of our sales representation agreements with Smith & Nephew, which is one of our primary suppliers, were entered into by Harry Kraus personally rather than by OJI. Furthermore, these agreements contain provisions that could be deemed to result in a technical default upon the transfer of OJI's shares to Valesc in the acquisition. Although these agreements are terminable at will, upon notice, by either party, we are in the process of seeking a waiver of any technical defaults from Smith & Nephew and the consent of Smith & Nephew for the assignment of these agreements to OJI. We do not expect any impairment of our relationship with Smith & Nephew as a result of the foregoing or any material changes to the agreements. Previously, we also served as distributors of certain orthopedic products, whereby we earned revenues on the sale of products. We took ownership of such products but generally did not carry inventories.

Sales of products from our primary suppliers, Acumed, Inc. and Smith & Nephew, provided approximately 55% and 24%, respectively, of our total revenue for the year ended December 31, 2001.

During the next twelve to eighteen months, we intend to devote our time and resources to the growth of our medical device sales business. We currently sell a variety of medical products, including replacement joints and surgical implements and tools, for use in the orthopedic care and surgical area. We intend to expand our sales of these products in three ways: (i) increased penetration in market areas already covered, (ii) the addition of sales personnel to expand our geographic coverage and (iii) the addition of new product lines. In the initial phase of our expansion plan over the next six to twelve months, we hope to increase our market penetration in areas already serviced by the company and to add new sales personnel to expand our geographic coverage. In the second phase of our expansion plan over the period twelve to eighteen months from now, we will be focusing on the addition of new product lines.

For our expansion to be successful, we will need to greatly expand our administrative capabilities and our sales force. We intend to invest approximately $100,000 in the purchase, customization and installation of accounting and back-office software to enable us to manage a larger number of transactions, customers and suppliers without substantially increasing our administrative staff. Selection, set-up and implementation of this back-office software is expected to take between six to nine months, and we will need to hire at least one additional employee to perform administrative tasks. We expect these requirements to add approximately $5,000 to our monthly general and administrative costs. We will also need to rent office space sufficient to house our expanded personnel and back office system.

We also expect to incur significant expenses for hiring additional sales people. In addition to normal hiring costs, manufacturers' representatives like us generally "sponsor" new sales people for a period of up to one year during which the company subsidizes the employee's wages until they have built a sufficient customer base to support themselves solely on a commission basis. During this sponsorship period, new salespeople are often paid a base salary of $4,000 per month, leading to a total employee cost of approximately $7,000 per month including salary, payroll taxes, benefits and increased general and administrative costs associated with travel and office equipment. We expect to hire two additional salespeople during this expansion plan, each of whom will likely need to be fully sponsored for an average period of six months. This will result in a potential expenditure of approximately $85,000 associated with the expansion of our sales force, along with additional costs that we cannot predict at this time. These expenditures will represent a substantial increase over our current costs.

We will need significant new financing in order to fund our expansion plan. The total expenses of our expansion plan as outlined above will approach $250,000 during the next twelve months. Although we expect additional costs to be offset by increased revenues, we cannot be certain whether increases in revenues will occur and whether any such increases will offset costs. We expect to derive substantially all of the funds necessary for the expansion plan from the sale of stock to Swartz under our Investment Agreement. See "Item 6 - $20 MILLION EQUITY LINE INVESTMENT AGREEMENT." In addition, we may seek additional private financings similar in structure to those we completed in the last year.

We need to complete our expansion plan and achieve a substantial increase in revenues in order to become profitable. In the event we are unable to secure financing for the expansion plan, or if it is ineffective once completed, we will likely be unable to continue as a going concern.

COMPETITION

The sale of medical products retailing for less than $10,000 is currently dominated by the sales organizations of Fortune 500 and other very large companies. There are also numerous small, independent manufacturers' representatives, such as Valesc, who are engaged in this business. Most of the companies presently engaged in this business are better financed and have a longer operating history than we do. Even if we are successful in our expansion plans, we would still have an insignificant market share of medical products retailing for less than $10,000.

Competition within our industry is based largely on product selection and service level. Companies with a greater variety of products to sell generally possess an advantage over companies with more limited catalogues. Customers also expect a very high level of service, especially in connection with scheduling and delivering products, and training for the use of new products.

As a small company, we are currently unable to offer a product selection on a competitive level. While our service level is comparable to that of our competitors, we cannot expand our product offerings due largely to the limitations of having only a single salesperson. We also face competition on the supply side due to the short-term nature of our representation agreements with manufacturers. Manufacturers look for companies capable of providing the highest sales and service levels, which reinforces the competitive nature of the demand side and puts small companies such as ours at a further competitive disadvantage. Our expansion plan seeks to address these competitive disadvantages.

EMPLOYEES

We have four full-time employees, three of whom are also our officers and directors. The fourth is Harry Kraus, President of our OJI operating subsidiary and the uncle of our Chief Executive Officer.

GOVERNMENT REGULATION

The healthcare industry is affected by extensive government regulation at the Federal and state levels. In addition, through the Medicare, Medicaid and other programs the Federal and state governments are responsible for the payment of a substantial portion of healthcare expenditures. Changes in regulations and healthcare policy occur frequently and may impact the current results of the growth potential for and the profitability of products sold by the Company. Although we are not a direct provider under Medicare and Medicaid, many of our customers are providers under these programs and depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare and Medicaid regulations may adversely impact our revenues and collections indirectly by reducing the reimbursement rate received by our customers and consequently placing downward pressure on prices we charge for our products.

In certain cases, the ability of our customers to pay for the products we distribute depends on governmental and private insurer reimbursement policies. Consequently, those policies have an impact on the level of our sales. Continuing governmental and private third-party payor cost-cutting efforts have led and may continue to lead to significant reductions in the reimbursement levels. Furthermore, governmental reimbursement programs, such as the Medicare and Medicaid programs, are subject to substantial regulation by Federal and state governments, which are continually reviewing and revising the programs and their regulations. There can be no assurance that changes to governmental reimbursement programs will not have a material adverse effect on the Company.

The Federal Food, Drug and Cosmetic Act and regulations issued or proposed thereunder provide for regulation by the Food and Drug Administration ("FDA") of the marketing, manufacturing, labeling, packaging and distribution of medical devices and drugs, including the products we distribute. The majority of our products constitute Class II products under FDA regulations, which must be appropriately labeled and packaged by the manufacturers. As a distributor of such products, we are subject to unscheduled FDA inspections of our facilities from time to time to determine compliance with FDA regulations.

We are also subject to the Safe Medical Devices Act of 1990, which imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device.

Item 2.  DESCRIPTION OF PROPERTY

Apart from our OJI subsidiary, we do not own or rent any significant physical properties and are currently utilizing, at no cost, office space from our Chief Executive Officer. Following effectiveness of our registration statement, we will then seek an office for our headquarters. No decision has been made at this time as to where our headquarters will be located.

Item 3.  LEGAL PROCEEDINGS

We are currently not a party to any material pending legal proceeding, nor do we know of any proceeding that any governmental authority or anyone else may be contemplating against us. One of the shareholders of a predecessor to Atlas, our controlling shareholder, filed a suit against its predecessor seeking more shares which, if successful, would have made him an owner of more than 10% of Atlas' stock. That case was dismissed on July 20, 2000 for failure to prosecute. Atlas has advised us that it believes this suit against its predecessor was without merit and that there are valid and meritorious defenses to such claims if the suit is refiled.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for our stock. Our common stock is subject to penny stock regulation which may affect its liquidity. The common stock is subject to the regulations of the SEC relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or not quoted on the Nasdaq National or Small Cap Market that has a current price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid/offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our Common Stock and could limit your ability to sell our stock in the secondary market.

As of March 15, 2002, there was one class of common equity held by 40 holders of record, including those held in street name.

DIVIDENDS

No dividends have been declared to date. There are no restrictions which affect or are likely to affect our ability to pay dividends in the future. However, we do not expect to pay dividends in the foreseeable future.

OPTIONS, WARRANTS AND RESTRICTED SECURITIES

The exercise of outstanding options and warrants may adversely affect our stock price and the percentage ownership of our shareholders. As of March 15, 2002, there were outstanding warrants and options to purchase 1,784,000 shares of our common stock, including the Commitment Warrants to purchase 780,000 shares that were issued to Swartz under the Investment Agreement. In addition, we have granted options to our executives exercisable over the next three years for up to 900,000 shares. See "Item 10-- EMPLOYMENT AND RELATED AGREEMENTS." The exercise of stock options and warrants that are presently outstanding or may be issued in the future will dilute the percentage ownership of our other stockholders.

We have issued "restricted securities" to investors that may be eligible for resale pursuant to Rule 144 under the Securities Act in the future, subject to expiration of the restricted period prescribed by Rule 144. As of March 15, 2002, these restricted securities in the aggregate represent 8.4% of our outstanding common stock and may be eligible for resale under Rule 144 during the months and in the amounts specified below:

                  DATE AVAILABLE                         NUMBER OF SHARES
                  FOR RESALE

                  September 2002                              15,000
                  October 2002                                75,000
                  December 2002                               266,000
                  January 2003                                500,000
                                                              -------
                                            Total             856,000

RECENT SALES OF UNREGISTERED SECURITIES

In connection with our formation on June 2, 2000, we issued a total of 5,000,000 unregistered shares of common stock to DotCom Internet Ventures Ltd. for services rendered by DotCom Internet Ventures to us, which amount was split on a 277,237 for 5,000,000 basis in March 2001. William Tay, our sole officer, director and shareholder from the time of formation until the March 22, 2001 merger, was the sole director, controlling shareholder and president of DotCom Internet Ventures. We relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder for this transaction.

In connection with loans provided to us during the period from March 22, 2001 through August 2001, we issued warrants to the investors and on the terms listed below. Each such transaction was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that each of the warrant investors was an accredited investor.



Name of Selling      Maximum No. of    Exercise      Loan Amount    Interest    Date of
Stockholder          Shares Issuable   Price Per                    Rate        Loan
                     under Warrant      Share
----------------     -------------     -------     ------------   ---------   --------

Dean Vilone              25,000          $ .01       $ 10,000         14%     August 13, 2001
Paul Dorsey              14,000          $ .01       $  5,000         14%     August 13, 2001
Harry Kraus(2)(4)        25,000          $ .01       $ 10,000         14%     July 26, 2001
Edward Kraus(1)(4)      100,000          $ .10       $ 23,000         14%     March 23, 2001
Milton and
Golda
Toorans (3)              50,000          $ .01       $ 20,000         14%     April 20, 2001
Wetlands
Mitigation
Services, LLC            15,000          $ .25       $  5,000         10%     March 23, 2001
Christopher
Coons                   200,000          $ .01       $100,000         14%     June 19, 2001
                        -------                     ---------
                        429,000                      $173,000


-----------
(1) Edward Kraus is the father of Jeremy Kraus, our Chairman and Chief Executive Officer.
(2)  Harry Kraus, the President of OJI, is the uncle of Jeremy Kraus.
(3)  Milton and Golda Toorans are the grandparents of Jeremy Kraus.
(4) Harry Kraus and Edward Kraus own 31% and 13.6%, respectively, of SMT, which in turn owns 266,000 shares, or 2.7%, of our common stock.

In connection with investments in us and the exchange of Valesc NJ shares in connection with the merger, we issued unregistered shares of common stock to investors as set forth below. Each such sale or exchange was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that each of the investors was an accredited investor.

NAME OF INVESTOR             NUMBER OF    PRICE PER       DATE OF PURCHASE
                               SHARES       SHARE           OR ACQUISITION

Andrewson, Katherine          5,000         $.25            March 22, 2001
Cipollone, Peter             20,000         $.25            March 22, 2001
Colgan, Sean                 20,000         $.25            March 22, 2001
Cuffner, Monica              20,000         $.25            March 22, 2001
Deutsch, Karin                8,000         $.25            March 22, 2001
Holk, Timothy (3)            20,000         $.25            March 22, 2001
Ingle, R. Edward             40,000         $.25            March 22, 2001
Jaccarino, Michael            3,000         $.25            March 22, 2001
Kaehler, Robert              10,000         $.25            March 22, 2001
Klepacki, Jeffrey (3)        40,000         $.25            March 22, 2001
Loomis, Deborah              20,000         $.25            March 22, 2001
Mehling, Andrea              20,000         $.25            March 22, 2001
Miller, Gary and Diane (1)   40,000         $.25            March 22, 2001
Miller, Scott (2)            10,000         $.25            March 22, 2001
Nuzum, Henry                  3,000         $.33            June 8, 2001
Otto, William                30,000         $.33            March 22, 2001
Read, Joan                   20,000         $.25            March 22, 2001
Reid, Archibald              30,000         $.33            March 22, 2001
Saliba, Anis                 20,000         $.25            March 22, 2001
Shannon, Phillip             30,303         $.33            April 24, 2001
Strawley, Jennifer            5,000         $.25            March 22, 2001
Torgerson, Ryan              15,000         $.33            March 22, 2001
Weise, Linda                 40,000         $.25            March 22, 2001
Welsh, Thomas                20,000         $.25            March 22, 2001
Whittaker, Richard           40,000         $.25            March 22, 2001
Zador, William and Marlene   10,000         $.25            March 22, 2001
                             ------
                  Total     539,303
-------------
(1) Gary and Diane Miller are the parents of Garrett Miller, our Vice President.
(2) Scott Miller is the brother of Garrett Miller.
(3) Affiliate of a registered broker-dealer.

On March 22, 2001, we issued 8,458,008 shares of common stock to Atlas pursuant to a Merger Agreement dated March 2, 2001 between Valesc NJ and NetCentral. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Atlas was an accredited investor. Jeremy Kraus, our Chairman and Chief Executive Officer, Samuel Cohen, our President, and Garrett Miller, our Vice President, own 50%, 25% and 12.5%, respectively, of Atlas.

On December 17, 2001, we issued 266,000 shares of common stock to SMT pursuant to a Share Purchase Agreement dated December 3, 2001 between us, SMT and OJI. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that SMT was an accredited investor. Jeremy Kraus, our Chairman and Chief Executive Officer, Samuel Cohen, our President, and Garrett Miller, our Vice President, own 8.5%, 4.25% and 2.12%, respectively, of SMT through Atlas.

On September 17, 2001, we sold 15,000 shares of our common stock to Virginia Linde at $.33 per share. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Ms. Linde was an accredited investor.

On October 24, 2001, we sold 75,000 shares of our common stock to Carpenter Dewey at $.33 per share. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Mr. Dewey was an accredited investor.

On October 3, 2001, Harry Kraus loaned us $25,000 pursuant to a Debenture and Warrant Purchase Agreement with an interest rate of 14%. The agreement provides warrants for the purchase of up to 25,000 shares of common stock at $.33 per share, exercisable until October 3, 2003. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Mr. Kraus was an accredited investor.

On January 1, 2002, we issued options for the purchase of 50,000 shares of our common stock to Hecht & Associates, P.C. The options are exercisable until January 1, 2007. One half of the options vest upon the filing of Amendment No. 2 to our registration statement, filed on March 25, 2002, and the remaining one half vest 10 days after the date on which our shares begin trading. The options are exercisable at $.333 per share, subject to downward adjustment based upon the average trading price for the 10 days after the date on which our shares begin trading. The issuance of the options was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that Hecht & Associates, P.C. was an accredited investor.

On January 28, 2002, we sold 500,000 shares of our common stock to Century Goal Holdings Ltd. for $150,000, or $.30 per share, with options for the purchase of 500,000 additional shares. The options are not exercisable until six months after our registration statement is declared effective and expire on February 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Century Goal Holdings Ltd. is an accredited investor.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------

We acquired OJI on December 17, 2001. Prior to the acquisition, we were not yet an operating company and therefore had financial performance driven by our expenses associated with becoming operational and completing the acquisition. OJI was an operating company for more than 10 years prior to the acquisition. Included in this annual report are financial statements for us and, in the notes thereto, certain pro forma information giving effect to the acquisition.

COMBINED OPERATING RESULTS OF THE REGISTRANT

The following table sets forth certain summarized statement of operations data for OJI with the results of Valesc Inc.'s operations since the merger date (December 17, 2001).

                                                Year Ended December 31,
                                               -----------------------
                                              2000                   2001
                                              ----                   ----
        Revenues                            $480,690               $259,492
        Cost of Revenue                       99,315                 11,939
                                            --------               --------
        Gross Profit                         381,375                247,553
        Selling, general and
           administrative expenses           386,890                289,478
        Operating Loss                        (5,515)               (41,925)
        Interest Expense                       1,918                  4,814
        Income Tax Expense                     1,352                    235
                                            --------               --------
        Net Loss                            $ (8,785)              $(46,974)
                                            ========               ========

REVENUE

OJI's revenues declined from $480,960 for the year ended December 31, 2000 to $259,492 for the current period. This decline resulted primarily from OJI's decision to cease providing complementary reconditioning and repair service for its products and the products of its competitors. These services became less attractive to OJI because of increased competition that resulted in an increasing administrative burden associated with processing transactions for a broader range of products. OJI may re-enter this complementary service offering in the future, but currently has no plans to do so. OJI did not separately track revenues and costs relating to this service offering to its customers.

GROSS PROFIT

OJI's gross profit declined from $381,375 for the year ended December 31, 2000 to $247,553 for the current period, a decline of 35%. This decrease resulted primarily from the greater profitability of the manufacturer's representation area of OJI's business (primarily a net commission revenue) offset by lost revenues associated with its repair and reconditioning business.

OPERATING EXPENSES

OJI's operating expenses decreased from $386,890 for the year ended December 31, 2000 to $289,478 for the current period, primarily as a result of a reduction in staff selling OJI's representative products and administrative support costs associated with increased personnel.

NET INCOME (LOSS)

OJI reported a net loss of ($8,785) for the year ended December 31, 2000 as compared to net loss of ($46,974) for the current period, primarily as a result of the inclusion of Valesc Inc.'s net losses in the current period.

OPERATING RESULTS OF VALESC INC.

The following table sets forth certain statement of operations data for Valesc for the period from inception (October 24, 2000) to December 31, 2000 and for the year ended December 31, 2001.

                            Period from inception
                            (October 24, 2000) to           Year Ended
                              December 31, 2000          December 31, 2001
                              -----------------          -----------------

      Revenue                    $   --                        $ --

      Operating Expenses         193,500                    $1,023,848
      Interest Expense               --                         60,147
                               ---------                   -----------
      Net Loss                 $(193,500)                  $(1,083,995)
                               =========                   ===========

OPERATING EXPENSES

Our operating expenses increased to $1,023,848 for the year ended December 31, 2001 from $193,500 during the prior period. This increase is primarily a result of (i) travel and associated costs related to identifying an acquisition target,
(ii) costs and fees related to the preparation of our registration statement,
(iii) costs related to the acquisition of Valesc NJ, and (iv) costs and fees associated with the acquisition of OJI.

NET LOSS

Our net loss increased to ($1,083,995) for the year ended December 31, 2001 from ($193,500) for the prior period, as a result of the increase in our operating expenses, and interest costs of our debt.

SIGNIFICANT COMMITMENTS OF THE COMBINED ENTITY

We have no significant financial commitments beyond customary payables and employment contracts. $84,008 of our debt is categorized as short-term as of December 31, 2001, however, it is expected that we will be required to extend the maturity dates. Our potential financial obligation to Swartz resulting from the non-usage provisions of our Investment Agreement will not result in a liability, if at all, until at least two years from the date of effectiveness of our registration statement.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company's policies on revenue recognition are consistent with this bulletin.

Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs.

OJI's revenues from product sales and service income are derived from the sale of new products distributed by the Company, and the refurbishment of used products. Revenue is recognized as products are delivered to its customers. As of the end of 2001, the Company was not distributing any new or refurbished products.

STOCK-BASED COMPENSATION

As permitted by the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference, on the date of grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMBINED ENTITY

As of December 31, 2001, we had cash and cash equivalents of $26,311, negative working capital of ($722,127) and a stockholder's equity (deficit) of ($715,235). We have no credit or financing facility in place at the present time. Valesc Inc. received approximately $310,000 during the year ended December 31, 2001 from debt and equity financings. Cash used in operating activities of Valesc Inc. was approximately $304,000 during the period ended December 31, 2001.

The consolidated financial statements indicate that the profitability and operating contribution of OJI have not been sufficient to offset the developmental and expansion expenses reflected in the Valesc financial statements. Until we can significantly expand the business of OJI through the methods described in "Item 1 -- BUSINESS OF THE COMPANY -- BUSINESS," we will be unlikely to achieve profitability.

As a result of our lack of profitability, our accountants, in their report on the our financial statements for the period ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. The time and money required before we can complete our expansion plan and implement our growth strategy cannot be estimated with precision. We expect significant expenditures associated with entering into the expansion plan, including the cost of hiring and "sponsoring" new salespeople and the cost of the upgraded software and administrative infrastructure necessary to manage them, as well as travel and other expenses associated with acquiring new product lines and territories.

Our anticipated cash requirements for the next twelve months are approximately $550,000, which includes $250,000 to fund the expansion plan and an expected cash-flow deficit from regular operations of $300,000. Because we do not expect the expansion plan to begin contributing significantly to revenue during the next twelve months, we anticipate a negative cash-flow from regular operations similar to the previous year.

The Company has commitments under employment agreements with each of its three executive officers. Additionally, the Company has lease commitments totaling approximately $32,000 through March 31, 2005.

$20 MILLION EQUITY LINE INVESTMENT AGREEMENT

OVERVIEW

On June 7, 2001, we entered into the Investment Agreement with Swartz, which was amended and restated as of August 29, 2001 and September 26, 2001. The Investment Agreement entitles us to sell up to $20 million of our common stock to Swartz, subject to a formula based on our stock price and trading volume, from time to time over a three year period following the effective date of our registration statement, Amendment No. 2 of which was filed on March 25, 2002. We refer to each sale of stock to Swartz as a "Put."

In addition, as consideration for making its financing commitment to us, Swartz was also issued Commitment Warrants to purchase 780,000 shares of common stock.

PUT RIGHTS

We may begin exercising Puts on the date of effectiveness of our registration statement on Form SB-2, Amendment No. 2 of which was filed on March 25, 2002, and continue for three years or until we have Put the maximum of $20 million. To exercise a Put, we must have an effective registration statement on file with the SEC covering the resales to the public by Swartz. Also, we must give Swartz at least 10, but not more than 20, business days advance notice of the date on which we intend to exercise a particular Put. The Put Notice must indicate the date we intend to exercise the Put and the maximum number of shares of common stock we intend to sell to Swartz. We may also specify a maximum dollar amount (not to exceed $2 million) of common stock that we will sell under the Put.

The number of shares in any Put may not exceed the lesser of:

(i)     the maximum put amount set forth in a Put Notice to Swartz;
(ii)    1,500,000 shares of our common stock;
(iii)   $2 million worth of our common stock;
(iv) 15% of the aggregate daily reported trading volume of our common stock during the 20 day Pricing Period, excluding (a) block trades of 20,000 or more shares and (b) any days where the stock trades below a minimum price calculated based on the price we specify in our Put Notice, if we specify a minimum price (this is referred to as the "volume limitation" and is more fully described below);
(v) a number of shares that, when added to the number of shares already sold to Swartz during the preceding 61 days, would exceed 9.9% of our total shares outstanding (as calculated under Section 13(d) of the Securities Exchange Act of 1934, as amended); and
(vi) 15% of the aggregate daily reported trading volume of our common stock, excluding block trades of 20,000 or more shares, during the 20 business days immediately preceding a Put Notice to Swartz.

Swartz will pay us a percentage of the Market Price (the average of the two lowest volume weighted average prices of our common stock, as reported by Bloomberg, Inc., during the Pricing Period) for each share in a Put as follows. For each share of common stock, Swartz will pay us the lesser of:

--   the Market Price for each share, minus $.09; or
--   91% of the Market Price for each share.

We may also designate a minimum price in our Put Notice and, subject to the volume limitation, Swartz will be required to pay at least that price. The minimum purchase price cannot exceed (i) 80% of the closing bid price of our common stock on the day prior to the date we give Swartz the Put Notice or (ii) the closing bid price minus $.14, whichever is lower. Pursuant to the volume limitation, if the price of our stock for any day during the 20 day Pricing Period is below the greater of (i) the price we designate plus $.09, or (ii) the price we designate divided by .91, then the trading volume from that day is excluded from aggregate trading volume used to determine the 15% volume limitation. Based on this formulation, the lowest market price at which we could designate a minimum put price would be $.10 per share.

We are registering 24,220,000 shares to be sold to Swartz in Puts. In order for us to receive the maximum of $20 million under the Investment Agreement, the average sale price of these shares would need to be $.83. There is currently no market for our shares, so unless (i) our shares are listed, (ii) an active trading market develops for our shares and (iii) our share price increases drastically, we will need to register additional shares in order to access the full $20 million maximum.

LIMITATIONS AND CONDITIONS TO OUR PUT RIGHTS

Our ability to sell shares to Swartz, and Swartz's obligation to purchase the shares, is subject to the satisfaction of certain conditions. These conditions include:

(a) satisfaction of all of our obligations under the agreements entered into between us and Swartz in connection with the Investment Agreement;
(b) our common stock being listed and traded on the Nasdaq Small Cap Market, the Nasdaq National Market, the over-the-counter Bulletin Board, the American Stock Exchange or the New York Stock Exchange;

(c) our representations and warranties in the Investment Agreement must be accurate as of the date of each Put;
(d) reservation for issuance of a sufficient number of shares of our common stock to satisfy our obligations to issue shares under any Put and upon exercise of warrants;
(e) the registration statement for the shares issued to Swartz must remain effective as of the Put date and no stop order with respect to the registration statement is in effect;
(f) shareholder approval as required by Nasdaq if we are listed on Nasdaq and the number of shares Put to Swartz, together with any shares previously Put to Swartz, would equal 20% of all outstanding shares of our common stock (as we expect our common stock to initially be quoted on the OTC Bulletin Board, we presently do not anticipate needing shareholder approval); and
(g)  other customary closing conditions.

If any of the following events occurs during a Pricing Period, the volume will cease to accrue for that Put, the Pricing Period shall be adjusted to terminate 10 business days after the date we notify Swartz of the event and any minimum price we have specified shall not apply to the Put.

(1) we announced or implemented a stock split or combination of our common stock;
(2)  we paid a dividend or made a distribution on our common stock;
(3) we made a distribution of all or any portion of our assets or evidences of indebtedness to the holders of our common stock;
(4) we consummated a major transaction, such as a sale of all or substantially all of our assets or a merger or tender or exchange offer that results in a change in control;
(5) we discover an undisclosed material fact that would amount to a material misstatement or omission from this prospectus or any amendment thereto;
(6) the registration statement registering resales of the common stock becomes ineffective; or
(7) our shares of common stock are either delisted from, or no longer trading on, the Nasdaq Small Cap Market, the Nasdaq National Market, the over-the-counter Bulletin Board, the New York Stock Exchange, or the American Stock Exchange.

Our right to initiate Puts to Swartz shall terminate permanently (an "Automatic Termination") upon the following events:

- we, or any of our directors or executive officers, have engaged in a transaction or conduct related to us that resulted in (i) an SEC enforcement action, or (ii) a civil judgment or criminal conviction for fraud or misrepresentation, or for any other offense that, if prosecuted criminally, would constitute a felony under applicable law;

- following effectiveness and listing of our common stock, the aggregate number of days during which our registration statement is not effective or our common stock is not listed and traded on the Nasdaq Small Cap Market, the Nasdaq National Market, the over- the-counter Bulletin Board, the New York Stock Exchange, or the American Stock Exchange equals or exceeds four months;

- we file for bankruptcy or any other proceeding for the relief of debtors;

- we materially breach covenants contained in the Investment Agreement and do not cure the breach within 15 days of becoming aware of it.

COMMITMENT AND TERMINATION FEES

Starting one year after the effective date of our registration statement, if we do not sell at least $1 million worth of common stock to Swartz during each 12 month period thereafter, we must pay Swartz a non-usage fee. This fee equals the difference between $100,000 and 10% of the value of the shares purchased by Swartz during the 12 month period.

If the Investment Agreement is terminated, we must pay Swartz the greater of (i) the non- usage fee described above, or (ii) the difference between $200,000 and 10% of the value of the shares purchased by Swartz for all Puts to date.

SHORT SALES

The Investment Agreement prohibits Swartz and its affiliates from engaging in short sales of our common stock unless Swartz has received a Put Notice and the amount of shares involved in the short sale does not exceed the number of shares we specify in the Put Notice.

TERMINATION OF THE INVESTMENT AGREEMENT

We may terminate our right to initiate further Puts or terminate the Investment Agreement at any time by providing Swartz with written notice of our intention to terminate. However, any termination will not affect any other rights or obligations we have concerning the Investment Agreement or any related agreement, except that no additional non-usage fees will accrue. The Investment Agreement will automatically terminate if a registration statement for resale of the common stock is not declared effective by September 26, 2002.

CAPITAL RAISING LIMITATIONS

During the term of the Investment Agreement and for a period of 60 days after the termination of the Investment Agreement, we are prohibited from selling stock or securities convertible into our stock, and from entering into any private equity line agreements similar to the Investment Agreement without obtaining Swartz's prior written approval.

We have agreed to give Swartz a right of first refusal during this same period. Under the right of first refusal, we must give at least 10 days written notice to Swartz of a proposed transaction at least 10 days prior to the transaction closing. Swartz may elect to participate in the transaction during this 10 day period.

Neither of the above restrictions apply to the following transactions:

(i) securities issued to a company we are acquiring as payment for such acquisition;
(ii)    exercise of options by employees or directors;
(iii)   an underwritten public offering of our common stock;
(iv) securities issued upon conversion or exercise of currently outstanding options, warrants or other convertible securities;
(v) grant of options under any stock option or restricted stock plan for the benefit of employees or directors;
(vi) issuance of debt securities with no equity feature for working capital purposes;
(vii) issuance of common stock at a discount of less than 30% to the average closing price of the common stock for the five trading days immediately preceding the date of issuance, as long as such issuance has no future conversion or reset rights or any rights to receive additional shares based upon a market price at any time in the future; or
(viii) issuance of up to $600,000 of straight debt securities, which may be accompanied by warrants to purchase up to a total of 600,000 shares of the common stock at a price of $0.10 or more.

SWARTZ'S RIGHT OF INDEMNIFICATION

We have agreed to indemnify Swartz, including its shareholders, officers, directors, employees, direct or indirect investors, and any agent or representative of the foregoing, from all liability and losses resulting from any of our misrepresentations or breaches we make in connection with the Investment agreement, the registration rights agreement, other related agreements, or our registration statement. We have also agreed to indemnify these persons for any claims based on violation of Section 5 of the Securities Act caused by the integration of the private sale of our common stock to Swartz and the public offering pursuant to the registration statement.

EFFECT ON OUR OUTSTANDING COMMON STOCK

The issuance of common stock under the Investment Agreement will not affect the rights or privileges of existing holders of common stock except that the issuance of shares willdilute the proportionate voting interests of each shareholder.

As noted above, we cannot determine the exact number of shares of our common stock issuable under the Investment Agreement and the resulting dilution to our existing shareholders, which will vary with the extent to which we utilize the Investment Agreement, the market price of our common stock, and exercise of the related warrants. The potential effects of any dilution on our existing shareholders include the significant dilution of the current shareholders' economic and voting interests in us.

Item 7.  FINANCIAL STATEMENTS




                      FINANCIAL STATEMENTS AND REPORTS OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                    I N D E X

                         VALESC INC. AND SUBSIDIARY                      PAGE
                         --------------------------                      ----
Report of Independent Certified Public Accountants                       F-1
Financial Statements of Valesc Inc. and Subsidiary
      Consolidated Balance Sheet                                         F-2
      Consolidated Statement of Operations                               F-3
      Consolidated Statement of Shareholders' Equity (Deficiency)        F-4
      Consolidated Statement of Cash Flows                               F-4
Notes to Consolidated Financial Statements                               F-5

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STOCKHOLDERS AND BOARD OF DIRECTORS
VALESC INC.  AND SUBSIDIARY

         We have audited the accompanying consolidated balance sheets of Valesc Inc. and Subsidiary as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valesc Inc. and Subsidiary as of December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Valesc Inc. and subsidiary will continue as a going concern. As more fully described in Note B, the Company has incurred recurring operating losses and negative cash flows from operations, which resulted in an accumulated deficit, and shareholders' deficiency at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.






/S/ GRANT THORNTON LLP
----------------------




New York, New York
March 8, 2002





                           Valesc Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS



                                                      December 31,  December 31,
                                                         2001          2000
                                                         ----          ----
ASSETS

Current Assets

Cash                                                 $    26,311    $     1,680
Accounts receivable                                       20,560         20,682
Prepaid expenses                                            --            1,141
                                                     -----------    -----------

Total Current Assets                                 $    46,871    $    23,503

Property and equipment, net of accumulated
   depreciation of $25,558 at December 31, 2000
   and $7,746 at December 31, 2001                         6,553         13,874
Deferred Financing Costs, net of accumulated
   amortization of $7,514                                 32,266           --
                                                     -----------    -----------
Total Assets                                         $    85,690    $    37,377
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable                                     $   336,585    $    31,680
Current maturities of notes
   payable, net of debt discount
   of $45,992 at December 31, 2001                        84,008          8,623
Accrued interest payable                                  14,205           --
Accrued expenses and other
   current liabilities                                   228,916          1,352
Officers' salaries payable                               105,519          3,867
                                                     -----------    -----------
Total current liabilities                                769,233         45,522

Notes Payable - long term, net of
   debt discount of $36,073                               31,927           --
                                                     -----------    -----------
Total Liabilities                                        801,160         45,522

Commitments and contingencies

Shareholders' equity (deficit)
Preferred stock; $.0001 par value;
   20,000,00 shares authorized, none
   issued and outstanding                                   --             --
Common stock, $.0001 par value;
   100,000,000 shares Authorized; 4,388,004
   and 9,708,548 shares of Valesc Inc.
   issued and of December 31, 2000
   and December 31, 2001, respectively                        56          1,000
Additional paid-in capital                                  --             --
Accumulated deficit                                     (715,526)        (9,145)
                                                     -----------    -----------
Total shareholders' equity (deficiency)                 (715,470)        (8,145)
                                                     -----------    -----------
Total liabilities and shareholder' equity
   (deficiency)                                      $    85,690    $    37,377
                                                     ===========    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS. The balance sheet at December 31, 2000 reflects the financial condition of OJI Surgical, Inc., the "accounting acquirer."




                           Valesc Inc. and Subsidairy

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                               Year ended          Year ended
                                              December 31,        December 31,
                                                 2001                 2000
                                                 ----                 ----



Revenues from product sales
   and service income                            $    20,765        $   217,772
Commission income                                    238,727            262,918
                                                 -----------        ------------
Net Sales                                            259,492            480,690

Cost of Revenues                                      11,939             99,315
Selling, general and
   administrative expenses                           284,327            386,890
Equity based compensation expense                      5,151               --
                                                 -----------        ------------

Total Expenses                                       301,417            486,205
                                                 -----------        ------------
Loss from Operations                                 (41,925)            (5,515)

Interest Expense                                       4,814              1,918
                                                 -----------        ------------
Net Loss before taxes                                (46,739)            (7,433)

Income tax expense                                       235              1,352
                                                 -----------        ------------
NET INCOME (LOSS)                                $   (46,974)       $    (8,785)
                                                 ===========        ===========

Basic and diluted income
   (loss) per share                              $      (.01)       $      (.00)
                                                 -----------        ------------

Weighted average shares outstanding
   used in Computing basic and diluted
   income (loss) per common share
   (as adjusted for stock split)                   9,320,278          8,690,008




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


The statement of operations reflect the results of OJI Surgical, Inc. from January 1, 2000 to December 31, 2001 and the results of Valesc, Inc. from December 17, 2001 to December 31, 2001.





                           Valesc Inc. and Subsidiary

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                     Years ended December 31, 2001 and 2000

                                        ----------------------------------------------------------------------
                                               Common Stock
                                          Number of                                               Total
                                           Shares        Value     Additional                   Shareholders'
                                                                    Paid-in      Accumulated      Equity
                                                                    Capital        Deficit      (Deficiency)
                                        ----------------------------------------------------------------------

Balance, January 1, 1999                1,000         $1,000                    $    (360)         $   640
Net loss -- 2000                                                                   (8,785)          (8,785)
                                    ---------        -------                     --------        ---------
Balance, December 31, 2000              1,000          1,000                       (9,145)          (8,145)
Net loss -- 2001                                                                  (46,974)         (46,974)
Effect of merger of
   OJI into Valesc Inc.             9,707,548           (944)                    (659,407)        (660,351)
                                    ---------        -------                     --------        ---------
                                    9,708,548        $    56          --        $(715,526)       $(715,470)
                                    =========        =======                    =========        =========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS, and reflect the shareholders equity of OJI Surgical, Inc., the accounting acquiror, as adjusted to give effect to the capitalization of Valesc Inc., the legal acquirer.




                           Valesc Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year
                                                      Year Ended       Ended
                                                     December 31,   December 31,
                                                         2001          2000
                                                     ---------------------------

Cash flows from operating activities
   Net loss                                           $   (46,739)  $    (8,785)
   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities
        Depreciation and amortization                       7,865         7,012
        Equity based compensation charges                   5,151          --
        Noncash interest accretion                          3,364          --
        Changes in assets and liabilities
           Accounts Receivable                                122        17,099
           Prepaid Expenses                                 1,141          (270)
           Accounts payable                                61,320          --
           Accrued expenses and other
             current liabilities                              333        (6,976)
           Accrued officers' salaries                         697          --
                                                     ------------   ------------
 Net cash provided by (used in)
   operating activities                                    33,254        (8,080)

Cash flows from investing activities
        Purchase of equipment                                 --           (400)
                                                     ------------   ------------
        Net cash used in investing
          activities                                          --           (400)

Cash flows from financing activities
        Repayment of loans                                 (8,623)      (10,480)
                                                     ------------   ------------
Net cash used in financing activities                      (8,623)      (10,480)

Net increase (decrease) in cash                            24,631        (2,800)

Cash at beginning of period                                 1,680         4,480
                                                     ------------   ------------
Cash at end of period                                $     26,311   $     1,680
                                                     ============   ============

Supplemental disclosures of cash flow information:

Cash paid during the period for interest             $      2,300   $       200
                                                     ============   ============


During 2001, the Company acquired the common stock of OJI from SMT for 266,000 shares of common stock.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS, and reflect the cash flows of OJI Surgical, Inc., the accounting acquirer.

                           VALESC INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001

NOTE A - DESCRIPTION OF BUSINESS AND FORMATION OF COMPANY

The accompanying financial statements present the accounts of OJI Surgical, Inc. for 2000 and 2001 and the effect of the acquisition (for accounting purposes -- see Note A-3) of Valesc Inc. on December 17, 2001.

1. DESCRIPTION OF BUSINESS ENTITIES

Valesc Inc., a New Jersey corporation ("Valesc NJ") was incorporated on October 24, 2000, and at the date of inception was owned 100% by Atlas Holdings Inc. Atlas Holdings is owned 50% by Jeremy Kraus, the Company's Chairman and Chief Executive Officer, 25% by Samuel Cohen, the Company's President and Director and, 12.5% by Garrett Miller, the Company's Vice President and Director. On March 21, 2001, Valesc NJ executed a 2:1 stock split.

NetCentral Capital Fund, Inc. ("NetCentral") was incorporated in the State of Delaware on June 2, 2000, for the specific purpose of providing a method, through a merger or otherwise, for a foreign or domestic private company to become a reporting company with a class of registered securities. NetCentral had a single shareholder. It had no operating business from the date of inception until March 22, 2001. At March 22, 2001, NetCentral had no assets. From inception through March 22, 2001 NetCentral had no revenues, and expenses of approximately $30,000 of professional fees relating to the formation. On March 21, 2001, NetCentral had a 1:18.04 reverse stock split, and thereafter had 277,237 shares outstanding.

Founded as an Oregon corporation in 1988, OJI Surgical, Inc. ("OJI") is a manufacturer's representative for medical devices and health care products, primarily in the orthopedic field. OJI serves customers in the Pacific Northwest of the US from its Portland, Oregon base.

The accompanying consolidated financial statements include the accounts of Valesc and OJI Surgical, Inc. from the date of the acquisition of OJI (December 17, 2001) by Valesc. All material intercompany accounts and transactions between the Company and its subsidiary have been eliminated.

2. DESCRIPTION OF MERGER BETWEEN VALESC AND NETCENTRAL

On March 22, 2001, Valesc NJ was acquired by NetCentral (the "Merger") for 8,964,008 shares of Common Stock, which were exchanged on a 1-for-1 basis with Valesc NJ stock. Simultaneously therewith, the Directors of NetCentral resigned, and the Company was renamed "Valesc Inc." ("Valesc Inc."). After the Merger, Atlas Holdings Inc. owned 8,458,548 or 90.4% of the outstanding Common Stock of Valesc Inc.

Under generally accepted accounting principles, the Merger is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Valesc NJ for the net monetary assets of NetCentral, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the "legal acquirer" (NetCentral) are those of the "accounting acquirer" (Valesc
NJ), Earnings (loss) per share ("EPS") are calculated to reflect the Company's change in capital structure for all periods presented. Costs associated with merger were expensed as incurred, by Valesc NJ.

3. DESCRIPTION OF MERGER BETWEEN VALESC AND OJI SURGICAL

On December 17, 2001 SMT sold OJI to Valesc Inc., a Delaware corporation. Valesc Inc. received 100% of the outstanding stock of the Company in exchange for 266,000 shares of its common stock. The Chief Executive of Valesc Inc. is Jeremy Kraus, a board member of SMT as well as the son of SMT's President and the nephew of the Company's President. In addition, Samuel Cohen is a member of the board of both SMT and Valesc, and serves as the President of Valesc. Several members of the Kraus family are investors in Valesc. Valesc and its wholly-owned subsidiary, OJI Surgical, Inc. are hereafter referred to as "the Company."

Under generally accepted accounting principles, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by OJI for the net monetary assets of Valesc, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the "legal acquirer" (Valesc) are those of the "accounting acquirer" (OJI).

4. DESCRIPTION OF MERGER BETWEEN OJI SURGICAL AND SMT

In 1999, OJI was purchased from Harry Kraus, its current President, founder and then sole shareholder, by SMT Enterprises Corporation ("SMT"), a Delaware company. SMT was an inactive company prior to this transaction. SMT received 100% of the outstanding stock of OJI in exchange for 32% of its outstanding stock. Edward Kraus, the brother of Harry Kraus, is the President of SMT and Robert Kraus, Harry Kraus's brother and Jeremy Kraus, Harry Kraus's nephew are also members of the board of SMT.

Under generally accepted accounting principles, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by OJI for the net monetary assets of SMT, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the "legal acquirer" (SMT) are those of the "accounting acquirer" (OJI). Costs associated with merger were expensed as incurred.

NOTE B - LIQUIDITY AND GOING CONCERN

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. No adjustment has been made for this uncertainty. The Company has invested a significant amount of its effort and cash in the development of its business plan. As of December 31, 2001, the Company has a stockholders deficit of approximately $715,000. For the period ended December 31, 2001, the Company had net losses of approximately $47,000 and when combined on a pro forma basis with Valesc for the full year 2001, had a net loss of approximately $1,066,000. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions, and to cover the overhead costs associated with Valesc. Operating losses are expected to continue in 2002.

During the next twelve months, the Company intends to devote its time and resources to the growth of its medical device sales business. The Company currently sells a variety of medical products, including replacement joints and surgical implements and tools, for use in the orthopedic care and surgical area. The Company intends to expand its sales of these products in three ways: (i) increased penetration in market areas already covered, (ii) the addition of sales personnel to expand geographic coverage and (iii) the addition of new product lines.

In order for the Company's expansion to be successful, it will need to greatly expand its administrative capabilities and its sales force. The Company intends to invest approximately $100,000 in the purchase, customization and installation of accounting and back-office software to enable it to manage a larger number of transactions, customers and suppliers without substantially increasing its administrative staff. The Company also expects to incur significant expenses for hiring additional sales people. In addition to normal hiring costs, manufacturers' representatives like OJI generally "sponsor" new sales people for a period of up to one year during which the company subsidizes the employee's wages until they have built a sufficient customer base to support themselves solely on a commission basis. The Company cannot predict these additional costs at this time, but they may represent a substantial increase over the Company's current costs.

The Company will need significant new financing in order to fund these expansion plans. Although the company expects additional costs to be offset by increased revenues, it cannot be certain whether increases in revenues will occur and whether any such increases will offset costs.

Management's plans with respect to its liquidity issues include the following:

o The Company has obtained an equity line of credit which provides a financing vehicle for the Company - see Note E-5.
o The Company is in the process of completing the registration of its common stock, which would allow it to commence drawing on the equity line of credit.
o Raise additional funding through the sale of debt and equity instruments to fund activities.
o From January through March 2002, the Company received proceeds from the issuance of common stock of $150,000.

To date, the Company has supported its activities through debt and equity investments. Management plans to continue to seek the funding required to finance operations as the Company commences its business plan and expansion plan. Failure to find additional financing, create a public market for its stock, and execute its expansion plan, could negatively impact the Company's ability to continue as a going concern.

NOTE C - PRO FORMA STATEMENT OF OPERATIONS

The following Pro Forma Condensed Balance Sheet and income statement have been prepared based upon the historical audited financial statements of Valesc Inc. and OJI Surgical, Inc. as of December 31, 2000 and 2001 and for the periods ended December 31, 2000 and 2001 respectively and gives effect to the merger of the two companies, showing OJI as the "accounting acquirer." The equity accounts of the combined entities have been presented to reflect the share structure of the legal acquirer -- Valesc Inc.

The following Pro Forma Condensed financial information is not necessarily indicative of the actual results of operations that would have been reported if the events described above had occurred as of January 2, 2000 nor do they purport to indicate the results of Valesc's future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the companies.




                                                       (Unaudited)
                                                       DECEMBER 31,
                                                   2001           2000
                                                -------------------------

        Revenues                                  $259,492      $480,690
        Cost of Revenues                            11,939        99,315
                                                ----------    ----------
        Gross profit                               247,553       381,375

        Operating expenses
           Merger expense                           75,000             0
           Equity-based compensation
             expense                               172,080             0
        Selling, general and administrative
                expense                          1,006,370       582,308
                                                ----------    ----------
        Total expenses                           1,253,450       582,308
                                                ----------    ----------
        Income (loss) from operations           (1,005,897)     (200,933)

           Interest expense                         60,147             0

           Income tax expense                          235         1,352
                                                ----------    ----------
        Net loss                                (1,066,279)     (202,285)
                                                ==========    ==========
        Net loss per common share                    $(.11)        $(.02)

        Weighted average shares outstanding      9,320,278     8,916,008



NOTE D - ACCOUNTING POLICIES

1. REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company's policies on revenue recognition are consistent with this bulletin.

Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs.

OJI's revenues from product sales and service income are derived from the sale of new products distributed by the Company, and the refurbishment of used products. Revenue is recognized as products are delivered to its customers, which are typically the same customers as commission sales are transacted. As of the end of 2001, the Company was not distributing any new or refurbished products, but may in the future.

2. EARNINGS (LOSS) PER SHARE

Basic loss per share for the year ended December 31, 2001 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The amount of options or warrants not considered in the loss per share calculation because their effect was antidilutive was 0 and 2,134,000 for the periods ended December 31, 2000 and December 31, 2001, respectively. Earnings
(loss) per share are calculated to present the change in capital structure for all periods presented.

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to, the valuation of options and warrants granted.

4. CONCENTRATIONS OF CREDIT RISK

Product sales from a relatively few suppliers account for a substantial portion of the Company's revenues. During the year ended December 31, 2001 and 2000, product sales from two suppliers accounted for 78% of net sales (55% and 24%), and 23% of net sales (12% and 11%), respectively.

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash, notes payable and trade accounts payable. The Company considers the book values of these investments to be indicative of their respective fair values.

5. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents.

6. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases, and for operating loss and tax credit carryforwards. A valuation allowance is recorded if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

7. LONG-LIVED ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No impairment losses were recorded in 2001.

8. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method for financial reporting purposes, and accelerated methods for tax purposes, over the following estimated useful lives:

                           Office Equipment 3-7 years
                                 Vehicle 5 years


9. RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. The Company has incurred no research and development expenses to date.

10. STOCK-BASED COMPENSATION

As permitted by the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference, on the date of grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete.

11. MARKETING COSTS

The Company expenses marketing costs as incurred, and amounted to approximately $0 and $200, respectively for the period ended December 31, 2000 and 2001.

12. RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142 Goodwill and Tangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective September 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

o effective September 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

In August 2001, the FASB issued Statement of Financial Accounting Standards No.144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," while retaining many of the requirements of such statement.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.


NOTE E - CAPITAL STOCK OF REGISTRANT

Valesc Inc. authorized capital stock consists of 100,000,000 shares of Common Stock, $.0001 par value per share, and 20,000,000 shares of preferred stock, $.0001 par value per share. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid in the foreseeable future. Holders of Common Stock do not have preemptive rights to subscribe to any of our additional shares. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable and all of the shares of Common Stock offered hereby will be, upon issuance, fully paid and non-assessable. The Company has not designated any terms for the preferred stock.

On March 21, 2000, Valesc NJ declared a 2:1 stock split. All share and per share references have been updated to reflect the stock split.

1. COMMON STOCK ISSUANCES BY VALESC INC. PRIOR TO THE MERGER WITH OJI

During 2000, Valesc issued 370,000 shares (as adjusted for the stock split) of common stock for aggregate net proceeds of $92,500. The shares were offered to employees, directors, related party investors and non-related investors.

During 2001, Valesc issued 319,303 (as adjusted for the stock split) shares of common stock for aggregate net proceeds of $94,445. The shares were offered to employees, directors, related party investors and non-related investors.

During 2001, Valesc issued 266,000 shares of common stock to SMT in connection with the merger of OJI into the Registrant, 277,237 shares of common stock in connection with the merger of Valesc NJ into NetCentral and 70,000 shares of common stock to consultants for services rendered (See Note E-5).

2. WARRANTS

From January 1, 2001 through December 31, 2001, an aggregate of 454,000 warrants were issued by Valesc in connection with the notes payable with a face value of $198,000 (See Note F). Proceeds of approximately $128,000 was allocated to these warrants. The assumptions used in determining the warrant valuation using the Black-Scholes option pricing model are risk-free interest rate (4.72% and 2.12%), volatility factor (45%), fair value ($0.33) and term of warrants (1
- 2.5 years). Further, for purposes of this calculation the Company assumed the maximum number of warrants would be issued or exercised at the lowest price indicated in the terms of the warrant agreement. The terms of these warrants are summarized as follows:


o 15,000 of these warrants are exercisable at $.25 per share through December 31, 2003.

o 50,000 of these warrants are exercisable at $.01 per share through February 1, 2004.

o 100,000 of these warrants are exercisable at $.10 per share through February 2, 2004.

o The Company also issued warrants with an exercise price of $.01 through December 19, 2003. The number of shares permitted to be exercised under these warrants is pre-set based upon the date the note payable is repaid - 120,000 if repaid prior to February 2, 2002, 150,000 if repaid between February 3, 2002 and August 1, 2002, and 200,000 if repaid after August 1, 2002.

o 64,000 warrants, with an exercise price of $.01 per share, were issued in connection with $25,000 of the notes payable. The number of shares permitted to be exercised under these warrants is pre-set based upon the date the note payable is repaid - 11,500 if repaid prior to February 2, 2002, 39,000 if repaid between February 3, 2002 and August 1, 2002, and 64,000 if repaid after August 1, 2002.

o 25,000 warrants, with an exercise price of $.33 per share were issued in connection with $25,000 of notes payable. These warrants, which will not be registered, vest immediately and are exercisable through October 3, 2004.

3. STOCK OPTION PLAN

On April 6, 2001, the Company adopted a Stock Option Plan (the "Option Plan"). The Option Plan authorized the granting of both incentive and nonqualified stock options to employees for up to 1,500,000 shares of common or preferred stock to officers, directors and key employees. The objectives of the Option Plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees with the opportunity to acquire both Common and Preferred Stock. Options under the Registrant's Option Plan generally vest over a four-year period, and generally expire ten years after the grant date.

On January 1, 2001, 900,000 stock options were granted pursuant to employment contracts (See Note H-2). 300,000 of the granted shares become exercisable on each of December 31, 2001, 2002 and 2003. There were no options exercised or forfeited through December 31, 2001.

Valesc Inc. accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. As discussed in Note H-2, the Registrant has issued stock options to its three executive officers. The exercise price of the first-year element of the stock option grant is below the fair value of the Registrant's stock, therefore a 2001 compensation charge of $75,000, computed under the intrinsic value method, will be recognized over the one-year vesting period. The second and third-year elements contain an exercise price at or above the fair value of the Registrant's stock at the date of grant and therefore no compensatory charge has been recorded.

The fair value of each option grant is estimated on the date of grant using the Black Scholes Option pricing model with the following assumptions used: dividend yield of 0%, expected volatility of 45%, risk-free interest rate of 4.72% and expected life of 10 years. Had compensation cost for the Company's stock option grant been recorded based upon the fair value at the date of grant, the Company's net loss at December 31, 2001 would have been $136,974 and net loss at December 31, 2001 would have been $.01 per share.

4. OTHER STOCK OPTIONS

Valesc Inc. recorded expenses of $38,000 and $218,000 in the periods ended December 31, 2000 and 2001, respectively, for expenses incurred by several consultants, representing the estimated fair value of the services rendered. In March 2001 the Registrant issued equity instruments in lieu of cash for such expenses incurred. The Registrant initially issued 512,700 shares to such consultants pursuant to cashless-exercise agreements entered into to discharge the liabilities. In September 2001, the Registrant informed the consultants that the agreements were invalid and required revision. All but 78,000 of the initially issued shares were rescinded or cancelled. The Registrant continues to carry the costs of these services in accrued expenses for those consultants whose shares were rescinded or cancelled. The consultants who agree to retain 70,000 of the 78,000 shares were required to enter into a promissory note (bearing interest at 3% per annum, commencing six months after issuance) to the Company for the fair value ($.33) of the shares granted. The promissory note requires payment of amounts due the Registrant upon sale of the underlying shares by the holder. The consultant holding 8,000 of such shares paid the Company for the shares in July 2001.

5. THE INVESTMENT AGREEMENT WITH SWARTZ

On June 7, 2001 as amended on August 29, 2001 and September 26, 2001 the Registrant entered into an Investment Agreement with Swartz Private Equity, LLC ("Swartz") under which the Registrant, from time to time, has the option to issue Swartz shares of Common Stock up to a maximum aggregate offering amount of $20,000,000. Under the Investment Agreement, shares are issued to Swartz, and Swartz pays for the shares in transactions referred to as Puts. The Company has the right, at its sole discretion, to put shares of its Common Stock, to Swartz, which Swartz must purchase, for a dollar amount of up to $2.0 million in each Put, subject to additional limitations on the timing of our exercise of Put rights and on the number of shares Swartz is obligated to purchase. The Company's right to Put shares to Swartz is for a period of three years beginning on the effective date of the registration statement.

The purchase price to be paid for the Put Shares by Swartz is equal to the lesser of (i) the Market Price (as defined below), minus $.09, or (ii) 91% of the Market Price. The Market Price for each Put equals the average of the two lowest volume weighted average trading prices of the shares of Common Stock during the Pricing Period (as defined below) for the applicable Put. The Pricing Period means, unless otherwise shortened under the terms of the Investment Agreement, the period beginning on the business day immediately following the Put Date (as defined below) and ending on and including the date which is 20 business days after such Put Date. The Put Date is the date that is specified in a written notice delivered to Swartz (the Put Notice) in which the Company notifies Swartz of our intention to commence a Put.

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

As consideration for entering into the Investment Agreement, the Company granted to Swartz a warrant to purchase 780,000 shares of our Common Stock (the Commitment Warrants). The exercise price for the Commitment Warrants is: $1.00, provided that on the date six months after the date of issuance of the warrants, or October 24, 2001, and on each six month anniversary thereafter, the exercise price is subject to adjustment based on the lowest closing price for the five trading days preceding the adjustment.

For financial reporting purposes, the Company computed the value of the warrant using the Black-Scholes model and assuming a $1.00 exercise price. The resultant value is considered a deferred offering cost and will be amortized over the life of the equity agreement. To the extent the exercise price per share is adjusted pursuant to the formulas mentioned above, the Company will record additional deferred offering costs.

The Put Shares have demand registration rights and the Commitment Warrants have piggyback registration rights, semi-annual reset provisions and a 5-year term. The Swartz agreement contains certain penalties if the Company does not execute minimum financings under this agreement.

6. TRANSACTION WITH GARRETT MILLER

In January 2001, Valesc entered into an agreement with Garrett Miller, an officer in the Company, whereby he would exchange purchased shares and earned (through investment commissions and equity-based compensation) shares of Valesc Inc. for shares of Atlas Holdings. The Company recorded a charge to operations of approximately $84,000 related to the equity-based compensation.

NOTE F - NOTES PAYABLE

The principal amount of the notes payable issued by Valesc Inc. mature as follows:

                $130,000 in 2002 and
                $ 68,000 in 2003

1. RELATED PARTY NOTES

During the period ended December 31, 2001, the Company received advances from related parties aggregating $78,000. These notes included detachable warrants as summarized in Note E-2. These loans bear interest at a rate of 14% per annum, none of which has been paid to date. Each of the notes are guaranteed by the company's officers and directors. Of the total proceeds of this financing, approximately $49,200 was allocated to warrants (Note E). Interest expense resulting from the accretion of the loan balance to its face value was approximately $21,000 for the year ended December 31, 2001.

2. NON-RELATED PARTY NOTES

During the year ended December 30, 2001, the Company issued notes to non-related parties aggregating $120,000. One loan ($5,000) bears interest at a rate of 10% per annum, and the second loan ($100,000) and third loans ($15,000) bear interest at a rate of 14% per annum, none of which has been paid to date. $100,000 of these notes are due in December 2002, $5000 due in September 2001, and $15,000 due May 23, 2003. Payment of these notes are guaranteed by the company's officers and directors. These notes included detachable warrants. Of the total proceeds of this financing, approximately $78,500 was allocated to warrants (Note E). Interest expense resulting from the accretion of the loan balance to its face value was approximately $25,000 for the year ended December 31, 2001.

The note due in September 2001, has not been extended, however, the Company has received a verbal agreement from the noteholder that it will not attempt to enforce payment.

NOTE G - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement and income tax purposes under enacted tax law and rates. At December 31, 2001, Valesc Inc. has deferred organizational costs and net operating loss carryforward of approximately $1,200,000. Deferred tax assets arise from these net operating loss carryforwards, organization costs and certain accruals are approximately $660,000. The Company has fully reserved all deferred tax assets due to the uncertainty of realization.

OJI is a cash basis taxpayor. The tax expense of OJI consists of the following current taxes:

                                2001            2000
                                ----            ----
        Federal                $   68          $1,227
        State                     167             125
                               ------          ------
        Total                  $  235          $1,352
                               ======          ======

OJI's effective tax rate for the years ended December 31, 2001 and December 31, 2000 are lower than the statutory rate because companies with taxable income of this size have a lower Federal tax rate and because of the reversal of previously recorded valuation allowances on deferred tax asseets. Deferred income tax assets resulting from the conversion from the accrual basis to the cash basis are approximately $300 and $3,000 at December 31, 2001 and 2000, respectively. The deferred income tax assets have been fully reserved due to the uncertainty of realization.

Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carryforwards that could become available under Section 382 of the Internal Revenue Code.

NOTE H - COMMITMENTS AND CONTINGENCIES

1. LEASES

Valesc leased office space under an operating lease that expired in June 2001. OJI leased office space under a lease which expired in March 2001. The Company did not lease any office space at December 31, 2001. Rental expense amounted to approximately $3,300 and $11,600 for the periods ended December 31, 2000 and 2001, respectively. The Company's OJI subsidiary has entered into a lease agreement beginning March 1, 2002 which will result in a monthly rent expense of $880.

2. EMPLOYMENT AGREEMENTS

Effective January 1, 2001, the Company entered into employment agreements with each of the three executive officers containing identical terms. The agreements are summarized as follows: (A) initial term of three years, with automatic one-year renewal terms thereafter; (B) during each year of the first three years, each executive shall receive: (i) during the first year, an annual base salary equal to the greater of (a) $50,000 or (b) 2.5% of the total revenue of the Company and its subsidiaries for such year, up to a maximum of $150,000;
(ii) during the second year, an annual base salary equal to the greater of (a) $55,000 or (b) 2.5% of the total revenue of the Company and its subsidiaries for such year, up to a maximum of $165,000; and (iii) during the third year, an annual base salary equal to the greater of (a) $60,500 or (b) 2.5% of the total revenue of the Company and its subsidiaries for such year, up to a maximum of $181,500; (C) the Board of Directors may consider one or more increases in the salary payable to the executive in respect of any renewal term; (D) in the event the Company is not in a position, due to our then-current financial situation, to make any salary payment(s) to the executives, the unpaid salary shall accrue without interest; (E) all accrued and unpaid salary shall be immediately due and payable upon the occurrence of any change of control, defined as the sale of a controlling interest in the Company's capital stock to one or more buyers acting in concert, the sale of all or substantially all of our assets, or any corporate merger or consolidation resulting in one or more parties, who did not previously hold a controlling interest in our capital stock, owning a controlling interest in our capital stock or our successor company; (F) the executives shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors from time to time.

In addition to the foregoing, each executive will be granted the option to purchase a total of 300,000 shares of Common Stock in equal installments of 100,000 shares at the end of each year of employment. The options shall be exercisable for a period of three years following the date of vesting, and the exercise price shall be as follows: (i) $.25 per share for the 100,000 shares that vest after the first year; (ii) $.50 per share for the 100,000 shares that vest after the second year; and (iii) $.75 per share for the 100,000 shares that vest after the third year. In the event the executive is terminated without cause by Company or the executive terminates his employment for good reason, any options then outstanding that have neither vested nor been terminated as of such date shall vest and become subject to purchase by the executive.

Effective January 1, 2002 and in connection with our acquisition of OJI Surgical, Inc., OJI entered into an employment agreement with its President, Harry Kraus. The agreement provides as follows: (A) an initial term of one year, with automatic one-year renewal terms thereafter; (B) a monthly salary of $10,800; (C) all accrued and unpaid salary shall be immediately due and payable upon the occurrence of any "change of control", defined as the sale of a controlling interest in OJI's capital stock to one or more buyers acting in concert, the sale of all or substantially all of our assets, or any corporate merger or consolidation resulting in one or more parties, who did not previously hold a controlling interest in OJI's capital stock, owning a controlling interest in OJI's capital stock; and (D) the executive shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors of OJI from time to time.

3. LITIGATION

A shareholder of a predecessor of Atlas Holdings filed a suit against the predecessor company seeking additional stock ownership of Atlas Holdings. The case was dismissed for failure to prosecute. Management of Atlas believes there are valid and meritorious defenses to such claim, if the suit is re-filed.

4. PENSION PLAN

The Company currently has no pension or profit sharing plans in place. Previously, OJI had maintained a SIMPLE-IRA plan for the benefit of its full-time employees. Company contributions to the plan were approximately $3,700 during the year ended December 31, 2000. The plan was discontinued and no contributions were made during 2001. The assets of the Plan were held in accounts for each participant's benefit, and were distributed to each participant when the Plan was discontinued.

NOTE I - BANK LOANS

On June 10, 1997, OJI entered into a bank line of credit for maximum borrowings of $100,000. The line of credit was repaid in full and the agreement terminated in March 2001. Interest was payable at prime + 2.5% (12% at December 31, 2000). All assets of OJI were pledged as collateral for the line of credit. At December 31, 2000, the Company had no borrowings under its bank line of credit. Harry Kraus served as the guarnator of the line of credit.

OJI financed its vehicle purchase with a note payable, secured by the vehicle. OJI made monthly payments of $764, including interest at 6.9%. The final payment was made in October, 2000.

NOTE J - SUBSEQUENT EVENTS

During January 2002, the Company received an aggregate of $150,000 for issuance of 500,000 shares of common stock to a single non-related investor. The investor also received an option to purchase an additional 500,000 shares of common stock during a period of 3 years, to begin 6 months after the effectiveness of the Company's registration statement at a price of 30% discount to the market price of the common stock. Proceeds were used for working capital purposes.

In January 2002, the Company issued 50,000 warrants to a consultant of the Company for services rendered, exercisable at $.333 per share through Janaury 1, 2007. One half of the warrants vest upon the filing of this registration statement, the remaining half vests 10 days after shares of Company stock begins trading.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

On September 5, 2001, we decided to terminate our relationship with our independent accountants, Stan J.H. Lee, CPA, and engaged Grant Thornton LLP as our independent accountants to audit and report on our financial statements for the period from June 2, 2000 to December 31, 2000. Our Board of Directors approved this decision.

Stan Lee's reports since our formation on June 2, 2000 do not contain any adverse opinion or a disclaimer of opinion, nor are they qualified or modified as to uncertainty, audit scope or accounting principles.

Stan Lee was the beneficial owner of 14,700 shares of our common stock issued on April 20, 2001 upon exercise of an option granted by Valesc NJ, a company we acquired, pursuant to a consulting agreement between Valesc NJ and Stan Lee dated March 2, 2001, for services rendered in connection with the acquisition. Stan Lee's shares should have been cancelled following the acquisition because Stan Lee continued as our independent auditor. On August 23, 2001, we cancelled Stan Lee's shares pursuant to a Stock Cancellation Agreement between us and Stan Lee.

For our first fiscal period ending December 31, 2000 and the interim period through September 5, 2001, we did not have any disagreements with Stan Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Stan Lee, would have caused Stan Lee to make a reference to the subject matter of the disagreement(s) in connection with its report.

For our first fiscal period ending December 31, 2000 and the interim period through September 5, 2001, there were no reportable events with Stan Lee as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

At no time during our first fiscal period ending December 31, 2000 and the interim period through September 5, 2001, and prior to engaging Grant Thornton, did we consult Grant Thornton regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a disagreement as defined in paragraph 304(a)(1)(iv)(A) of Regulation S-B and the related instructions or a reportable event described in paragraph 304(a)(1)(iv)(B).

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         --------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

The following are the names, ages and current positions of each of our directors and executive officers:

NAME                    AGE         POSITION
----                    --           --------
Jeremy Kraus            26          Director, Chairman of the Board of
                                    Directors and Chief Executive Officer

Samuel Cohen            25          Director and President (and acting chief
                                    financial and accounting officer)

Garrett Miller          24          Director and Vice President
-
Harry Kraus             46          President of OJI

The following is a description of the qualifications and experience of each of our current directors and executive officers:

Jeremy Kraus is the Chairman of the Board of Directors and Chief Executive Officer and has served in this capacity since October 2000. Prior to this appointment, Mr. Kraus served as Chairman and Chief Executive Officer of Jeremy's MicroBatch Ice Creams for approximately three years. Mr. Kraus is a 1998 graduate of the Wharton School of the University of Pennsylvania, where he received a B.S. in economics. Apart from his work with MicroBatch, Mr. Kraus did not have significant business experience prior to graduation.

Samuel Cohen is a Director and the President of the Company and has served in this capacity since October 2000. Prior to this appointment, Mr. Cohen served as Chief Operating Officer of Jeremy's MicroBatch Ice Creams for approximately two years and as a Product Design Consultant for Rosenbluth International for two years. Mr. Cohen is a 1998 graduate of the Wharton School of the University of Pennsylvania, where he received a B.S. in economics. Apart from his work with MicroBatch and Rosenbluth, Mr. Cohen did not have significant business experience prior to graduation.

Garrett Miller is a Director and the Vice President of the Company and has served in this capacity since October 2000. Prior to this appointment, Mr. Miller served as management data contact for Mount Lucas Management, a hedge fund in Princeton, New Jersey, for approximately one year, and in 2000 Mr. Miller was a member of the U.S. Olympic Rowing Team that competed in Sydney, Australia. Mr. Miller is a 1999 graduate of the Wharton School of the University of Pennsylvania, where he received a B.S. in economics. Mr. Miller did not have significant business experience prior to graduation.

Harry Kraus is the President of OJI, and is responsible for all of our sales efforts. Mr. Kraus served in this capacity from the founding of OJI in 1988 to the present. Prior to founding OJI, Mr. Kraus served as a sales agent for the State of Oregon for Howmedica for two years. From 1984 to 1986, he served as product manager for Porous-Coated Knee Systems for Howmedica in Rutherford, New Jersey. From 1990 to 1999 Mr. Kraus served as a director of Acumed, Inc., a medical device manufacturer that is currently our primary supplier. In 1999, Acumed was sold to the Marmon Group in a private transaction. From 1978 to 1984, Mr. Kraus held a variety of corporate sales positions at Howmedica and I.B.M., both in Los Angeles, California. He is a 1978 graduate of San Jose State University, where he received a B.S. in Business Administration.

Harry Kraus, the President of OJI, is the uncle of Jeremy Kraus, our Chief Executive Officer.

Directors serve until the next annual meeting or until their successors are qualified and elected. Officers serve at the discretion of the Board of Directors.

During the past five years, none of our directors or executive officers has:

     (1) been general partner or executive officer of a business at the time a bankruptcy petition was filed by, or against it, or a receiver, fiscal agent or similar officer was appointed by a court for it or its property;

     (2) been convicted in a criminal proceeding and are not currently a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) been subject to an order, judgment or decree, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; or

     (4) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or the Commodity Futures Trading Commission, to have violated a federal of state securities or commodities law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the common stock to file with the Securities and Exchange Commission initial reports of ownership on Form 3, reports of changes in ownership on Form 4 and annual reports of ownership on Form 5. As of April 2, 2002, we will be up-to-date with our filing of Form 5.

The Company believes that during the period from March 22, 2001 (the date on which the Company's current directors, executives and 10% holders first became subject to Section 16(a)) until April 1, 2002, the Company's directors, executives and 10% holders were delinquent in their required Section 16(a) filings. Specifically, the following persons failed to timely file the reports listed below:



NAME AND 16(a)                          REPORTS NOT FILED                       TRANSACTIONS NOT
STATUS                                                                          REPORTED
--------------                          -----------------                       ------------------

Jeremy Kraus                            Form 3                                  Indirect ownership of
Director, Officer and 10%                                                       4,227,792 shares of
Holder                                                                          common stock as of March
                                                                                22, 2001

                                        Form 4                                  Indirect ownership of
                                                                                22,610 shares of common
                                                                                stock as of December 17,
                                                                                2001

                                        Form 4                                  Direct ownership of
                                                                                options to purchase
                                                                                100,000 shares of common
                                                                                stock as of January 1, 2002

Samuel Cohen                            Form 3                                  Indirect ownership of
Director, Officer and 10%                                                       2,113,896 shares of
Holder                                                                          common stock as of March
                                                                                22, 2001

                                        Form 4                                  Indirect ownership of
                                                                                11,305 shares of common
                                                                                stock as of December 17,
                                                                                2001

                                        Form 4                                  Direct ownership of
                                                                                options to purchase
                                                                                100,000 shares of common
                                                                                stock as of January 1, 2002

Garrett Miller                          Form 3                                  Indirect ownership of
Director, Officer and 10%                                                       1,056,961 shares of
Holder                                                                          common stock as of March
                                                                                22, 2001

                                        Form 4                                  Indirect ownership of 5,639
                                                                                shares of common stock as
                                                                                of December 17, 2001

                                        Form 4                                  Direct ownership of
                                                                                options to purchase
                                                                                100,000 shares of common
                                                                                stock as of January 1, 2002

Harold Kraus                            Form 3                                  Indirect ownership of
Officer and 10% Holder                                                          338,320 shares of common
                                                                                stock as of March 22, 2001

                                        Form 4                                  Direct ownership of
                                                                                warrants to purchase up to
                                                                                25,000 shares of common
                                                                                stock as of July 26, 2001

                                        Form 4                                  Direct ownership of
                                                                                warrants to purchase up to
                                                                                25,000 shares of common
                                                                                stock as of October 3, 2001

                                        Form 4                                  Indirect ownership of
                                                                                84,322 shares of common
                                                                                stock as of December 17,
                                                                                2001

Atlas Holdings Inc.                     Form 3                                  Direct ownership of
10% Holder                                                                      8,458,008 shares of
                                                                                common stock as of March
                                                                                22, 2001

                                        Form 4                                  Indirect ownership of
                                                                                45,220 shares of common
                                                                                stock as of December 17,
                                                                                2001


As of April 1, 2002, the Company believes, based upon a review of the Form
5's furnished to the Company with respect to the year ended December 31, 2001, to the best of its knowledge, that the foregoing directors, executives and 10% holders are in compliance with the reporting requirements of Section 16(a).

Item 10.  EXECUTIVE COMPENSATION

The following table provides information relating to compensation for the period from our formation on June 2, 2000 through December 31, 2000, and for the year ended December 31, 2001, for each of our executive officers. The amounts shown include compensation for services in all capacities provided to us.

                                                     ANNUAL             LONG-TERM
                                                     COMPENSATION      COMPENSATION
                                                                          AWARDS
                                                     -------------     ------------
NAME AND                   PERIOD                      SALARY          SECURITIES        ALL OTHER
PRINCIPAL                                                              UNDERLYING       COMPENSATION
POSITION                                                               OPTIONS
---------                  --------                  -------------     -------------    -------------

JEREMY KRAUS               10/24/00                  $14,000           --                --
Chief Executive            to 12/31/00(1)
Officer
                           1/1/01                    $50,000(3)        300,000(4)        --
                           to 12/31/01(2)

SAMUEL COHEN               10/24/00                  $14,000            --               --
President                  to 12/31/00(1)

                           1/1/01
                           to 12/31/01(2)            $50,000(3)        300,000(4)        --

GARRETT MILLER             1/1/01                    $50,000(3)        300,000(4)        --
Vice President             to 12/31/01(2)

WILLIAM TAY                6/2/00                       --                 --            --
(Chief Executive           to 12/31/00
Officer
prior to Merger)           1/1/01                       --                 --         $75,000(5)
                           to 3/22/01





(1) Jeremy Kraus and Samuel Cohen began working for Valesc NJ upon its formation on October 24, 2000.

(2) Our current executive officers were appointed in connection with the closing of the merger on March 22, 2001. However, for services rendered prior to that date, we have entered into employment agreements with each of our current executive officers effective January 1, 2001. The terms of these agreements are substantially identical. See "Item 10 - -EMPLOYMENT AND RELATED AGREEMENTS".

(3) As of December 31, 2001, all salary was accrued and unpaid, except $17,827 paid to Jeremy Kraus, $17,827 paid to Samuel Cohen, and $8,827 paid to Garrett Miller.

(4) Options vest in three tranches of 100,000 shares each on December 31, 2001, 2002 and 2003. See "Item 10 --EMPLOYMENT AND RELATED AGREEMENTS".

(5) On March 2, 2001, Valesc NJ entered into an agreement with William Tay for consulting services. See "Item 1 --HISTORICAL BACKGROUND." The agreement provided for a total of $75,000 payable to Mr. Tay in installments from April 2001 through August 2001. To date we have paid approximately $50,000 under the agreement and are continuing to make payments on the remaining amount.

EMPLOYMENT AND RELATED AGREEMENTS

Effective January 1, 2001, we entered into employment agreements with each of our executive officers containing identical terms. The agreements may be summarized as follows: (A) initial term of three years, with automatic one-year renewal terms thereafter; (B) during each year of the first three years, each executive shall receive: (i) during the first year, an annual base salary equal to the greater of (a) $50,000 or (b) 2.5% of the total revenue of Valesc and its subsidiaries for such year, up to a maximum of $150,000; (ii) during the second year, an annual base salary equal to the greater of (a) $55,000 or (b) 2.5% of the total revenue of Valesc and its subsidiaries for such year, up to a maximum of $165,000; and (iii) during the third year, an annual base salary equal to the greater of (a) $60,500 or (b) 2.5% of the total revenue of Valesc and its subsidiaries for such year, up to a maximum of $181,500; (C) the Board of Directors may consider one or more increases in the salary payable to the executive in respect of any renewal term; (D) in the event we are not in a position, due to our then-current financial situation, to make any salary payment(s) to the executives, the unpaid salary shall accrue without interest; and (E) all accrued and unpaid salary shall be immediately due and payable upon the occurrence of any "change of control", defined as the sale of a controlling interest in our capital stock to one or more buyers acting in concert, the sale of all or substantially all of our assets, or any corporate merger or consolidation resulting in one or more parties, who did not previously hold a controlling interest in our capital stock, owning a controlling interest in our capital stock or our successor entity; (F) the executives shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors from time to time.

Because compensation in the employment agreements is based, in part, on a percentage of our revenue rather than net income, a possible conflict of interest exists for our executives, since management decisions that increase revenue in the short term may not be in the long term best interests of the Company.

The total payments deferred pursuant to clause (D) above as of December 31, 2001 is $105,519.

In addition to the foregoing, each executive has been granted the option to purchase a total of 300,000 shares of common stock in equal installments of 100,000 shares at the end of each year of employment. The options are exercisable for a period of three years following the date of vesting, and the exercise price is as follows: (i) $.25 per share for the 100,000 shares that vest after the first year; (ii) $.50 per share for the 100,000 shares that vest after the second year; and (iii) $.75 per share for the 100,000 shares that vest after the third year. In the event the executive is terminated "without cause" by us or the executive terminates his employment "for good reason", any options then outstanding that have neither vested nor been terminated as of such date shall vest and become subject to purchase by the executive.

Effective January 1, 2002 and in connection with our acquisition of OJI, OJI entered into an employment agreement with its President, Harry Kraus. The agreement provides as follows: (A) an initial term of one year, with automatic one-year renewal terms thereafter; (B) a monthly salary of $10,800; (C) all accrued and unpaid salary shall be immediately due and payable upon the occurrence of any "change of control", defined as the sale of a controlling interest in OJI's capital stock to one or more buyers acting in concert, the sale of all or substantially all of our assets, or any corporate merger or consolidation resulting in one or more parties, who did not previously hold a controlling interest in OJI's capital stock, owning a controlling interest in OJI's capital stock; and (D) the executive shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors of OJI from time to time.

INCENTIVE STOCK OPTIONS

Under our stock option incentive plan approved on April 1, 2001, directors and executive officers may receive options to purchase our common stock. No options may be granted at less than fair market value on the date of the grant. To date, no options have been granted to our directors or executive officers under the plan.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of March 15, 2002. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

TITLE            NAME OF                   AMOUNT AND NATURE OF      PERCENT OF
OF CLASS         BENEFICIAL OWNER          BENEFICIAL OWNERSHIP      CLASS
--------         --------------------      --------------------      ----------

Common           Jeremy Kraus                   4,250,402*             41.6%
Stock            Chairman and Chief
                 Executive Officer

Common           Samuel Cohen                   2,125,201*             20.8%
Stock            President and
                 Director

Common           Garrett Miller                 1,062,600*             10.4%
Stock            Vice President
                 and Director

                                                ---------              -----
           Total (all directors and             7,438,203              72.8%
           executive officers as a group)

* Beneficially owned through (i) Atlas, which owns 82.8% of our common stock and is owned 50% by Jeremy Kraus, our Chairman and Chief Executive Officer, 12.5% by Garrett Miller, our Vice President and Director, and 25% by Samuel Cohen, our President and Director, and (ii) SMT, which owns 2.6% of our common stock and is owned 8.5% by Jeremy Kraus, 2.12% by Garrett Miller and 4.25% by Samuel Cohen through Atlas

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 23, 2001, Edward Kraus loaned us $23,000 pursuant to a Debenture and Warrant Purchase Agreement with an interest rate of 14%. The agreement provides warrants for the purchase of up to 100,000 shares of common stock at $.10 per share, exercisable until February 1, 2003. Edward Kraus is the father of Jeremy Kraus, our Chairman and Chief Executive Officer.

On July 26, 2001, Harry Kraus loaned us $10,000 pursuant to a Debenture and Warrant Purchase Agreement with an interest rate of 14%. The agreement provides warrants for the purchase of up to 25,000 shares of common stock at $.01 per share, exercisable until February 1, 2003. On October 3, 2001, Harry Kraus loaned us an additional $25,000 pursuant to a Debenture and Warrant Purchase Agreement with an interest rate of 14%. The agreement provides warrants for the purchase of up to 25,000 shares of common stock at $.33 per share, exercisable until October 3, 2003. Harry Kraus, the President of OJI, is the uncle of Jeremy Kraus, our Chairman and Chief Executive Officer.

On April 20, 2001, Milton and Golda Toorans loaned us $20,000 pursuant to a Debenture and Warrant Purchase Agreement with an interest rate of 14%. The agreement provides warrants for the purchase of up to 50,000 shares of common stock at $.01 per share, exercisable until February 1, 2003. Milton and Golda Toorans are the grandparents of Jeremy Kraus, our Chairman and Chief Executive Officer.

We entered into employment agreements with each of our three executive officers providing base salaries and options, and Harry Kraus entered into an employment agreement with OJI. See "Item 10 --EMPLOYMENT AND RELATED AGREEMENTS."

On January 1, 2001, we entered into an agreement with Garrett Miller appointing Mr. Miller as a director and providing compensation of $3,000 per month, a 4% equity interest and a 10% commission to Mr. Miller, payable in cash or stock, on total capital raised for us as a result of Mr. Miller's introductions. Mr. Miller earned a total of $12,000 in commissions under the agreement. On March 22, 2001, Mr. Miller's commission earnings and remaining equity were exchanged for a 12.5% equity interest in Atlas, and all commission arrangements with Mr. Miller were eliminated. Atlas is also owned 50% by Jeremy Kraus, our Chairman and Chief Executive Officer, 25% by Samuel Cohen, our President and Director, and the remaining 12.5% is owned by approximately nine persons, four of whom are related to Jeremy Kraus.

On March 2, 2001, Valesc NJ entered into an agreement with William Tay, our sole director, officer and shareholder at the time, to compensate Mr. Tay for consulting services in connection with the acquisition of Valesc NJ. See "Item 1 --HISTORICAL BACKGROUND." The agreement provided for a total of $75,000 payable to Mr. Tay in installments from April 2001 through August 2001. To date we have paid approximately $50,000 under the agreement and are continuing to make payments on the remaining amount.

On June 1, 1996, OJI entered into a manufacturer's representative agreement with Acumed, Inc. The agreement has been renewed each year for one-year periods and is currently in effect. The terms of the agreement are consistent with OJI's other manufacturer's representative agreements. See "Item 1 --BUSINESS." Harry Kraus, the President of OJI, served as a director of Acumed from 1990 to 1999.

As of March 15, 2002, Atlas owned 8,458,008 or 82.8% of our common stock. Atlas is owned 50% by Jeremy Kraus, our Chairman and Chief Executive Officer, 12.5% by Garrett Miller, our Vice President and Director, and 25% by Samuel Cohen, our President and Director.

In connection with our formation on June 2, 2000 as NetCentral Capital Fund, Inc., William Tay, our sole director, officer and shareholder at the time, served as a promoter in exchange for 5,000,000 shares of common stock. This amount was subsequently reverse split down to 277,237 shares. See "Item 1 --HISTORICAL BACKGROUND."

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

The Exhibits filed with this annual report are listed in the Index beginning on page 33.

The Company filed the following reports on Form 8-K during the last quarter of the year ended December 31, 2001:

         1. Form 8-K filed on December 21, 2001, reporting Item 2 (Acquisition or Disposition of Assets) in connection with the Company's purchase on December 17, 2001, of 100% of the capital stock of OJI Financial Statements of Business Acquired and Pro Forma Financial Information were filed by amendment to the Form 8-K on January 11, 2002.

         2. Form 8-K/A filed on October 10, 2001, amending the Company's report on Form 8-K dated March 22, 2001 to amend Item 7 to include restated financial statements. No other items in the registrant's report on Form 8-K dated March 22, 2001 were amended. Restated Financial Statements and Pro Forma Financial Information included: (a) Financial statements of Valesc Inc. for the period from October 24, 2000 (inception) through December 31, 2000, (b) Pro Forma combined financial statements of Valesc Inc. and NetCentral Capital Fund, Inc. as of December 31, 2000 and for the period from June 2, 2000 (the inception date of NetCentral Capital Fund, Inc.) through December 31, 2000.

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

                                      VALESC INC.

                                      By: /s/ JEREMY KRAUS
                                      -----------------------------------
                                      Jeremy Kraus
                                      Chairman and Chief Executive Officer

                                      Date: April 1, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date
-----------                -------                            ------


/s/ SAMUEL COHEN           Director and President             April 1, 2002
---------------------      (Chief Financial and
Samuel Cohen               Accounting Officer)


/S/ GARRETT MILLER         Director and                       April 1, 2002
---------------------      Vice President
Garrett Miller

EXHIBIT INDEX AND FINANCIAL STATEMENT SCHEDULES

Index of exhibits required by Item 601 of Regulation S-B:

2.1 Merger Agreement dated as of March 21, 2001 between Valesc Inc. and NetCentral Capital Fund, Inc. (filed as part of the Company's Form 8-K filed on March 23, 2001 and incorporated herein by reference);

2.2 Share Purchase Agreement dated December 3, 2001 between Valesc Inc., SMT Enterprises Corporation and OJI Surgical, Inc. for the acquisition of OJI by Valesc (filed as part of the Company's Form 8-K filed on December 21, 2001 and incorporated herein by reference);

3.1 Amended and Restated Certificate of Incorporation (filed as part of the Company's Form 8-K filed on March 23, 2001 and incorporated herein by reference);

3.2 Amended and Restated By-Laws (filed as part of the Company's Form 8-K filed on March 23, 2001 and incorporated herein by reference);

4.1 Second Amended and Restated Investment Agreement dated September 26, 2001, between the Company and Swartz Private Equity, L.L.C. (filed as part of the Company's Form SB-2/A filed on September 27, 2001 and incorporated herein by reference);

4.2 Amended Commitment Warrant to Purchase Common Stock between Valesc Inc. and Swartz Private Equity, L.L.C. with an issue date of April 24, 2001 (filed as part of the Company's Form SB-2/A filed on September 27, 2001 and incorporated herein by reference);

4.3 Amended and Restated Registration Rights Agreement between Valesc Inc. and Swartz Private Equity, L.L.C., dated as of September 26, 2001 (filed as part of the Company's Form SB-2/A filed on September 27, 2001 and incorporated herein by reference);

10.1 2001 Stock Option Plan (filed as part of the Company's Form S-8 filed April 6, 2001 and incorporated herein by reference);

10.2 Amended and Restated Employment Agreement between Valesc Inc. and Jeremy Kraus dated January 1, 2002 (filed as part of the Company's Form SB-2 filed on January 11, 2002 and incorporated herein by reference);

10.3 Amended and Restated Employment Agreement between Valesc Inc. and Samuel Cohen dated January 1, 2002 (filed as part of the Company's Form SB-2 filed on January 11, 2002 and incorporated herein by reference);

10.4 Amended and Restated Employment Agreement between Valesc Inc. and Garrett Miller dated January 1, 2002 (filed as part of the Company's Form SB-2 filed on January 11, 2002 and incorporated herein by reference);

10.5 Amended and Restated Employment Agreement between OJI Surgical, Inc. and Harry Kraus dated January 1, 2002 (filed as part of the Company's Form SB-2 filed on January 11, 2002 and incorporated herein by reference);

10.6 Manufacturer's Representative Agreement dated June 1, 1996, as amended, between OJI Surgical, Inc., and Acumed, Inc. (filed as part of the Company's Form SB-2 filed on January 11, 2002 and incorporated herein by reference);

10.7 Sales Representative Agreement dated July 1, 2000, between Harry Kraus, as representative, and Smith & Nephew, Inc. (filed as part of the Company's Form SB-2 filed on January 11, 2002 and incorporated herein by reference);

10.8 Sales Representative Agreement dated July 2, 2000, between Harry Kraus, as representative, and Smith & Nephew Orthopaedics (filed as part of the Company's Form SB-2 filed on January 11, 2002 and incorporated herein by reference);

16.1 Letter from Stan J.H. Lee, CPA (filed as part of the Company's Form 8-K/A filed on September 21, 2001 and incorporated herein by reference);

21.1 Subsidiaries.