Form 10QSB
period 2002-03-31
VALESC INC
filed 2002-05-15
CIK 1119690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2002
                                     ------------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,296,048 shares of common stock issued and outstanding as of May 10, 2002.

           Transitional Small Business Disclosure Format (check one);
           Yes......No  X

                                   Valesc Inc.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

     Balance Sheets .............................................             2

     Statements of Operations ...................................             3

     Statement of Shareholder's Equity (Deficiency) .............             4

     Statements of Cash Flows ...................................             5

     Notes to Financial Statements ..............................             6

Item 2. Management's Discussion and Analysis or
        Plan of Operation .......................................            16

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ..............            19

Item 6.  Exhibits and Reports on Form 8-K .......................            19

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS


                       FINANCIAL STATEMENTS AND REPORTS OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           Valesc Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                March 31, 2002  December 31,
                                                                  (unaudited)     2001
                                                                -------------- -------------
ASSETS

Current Assets

Cash                                                               $  42,465    $  26,311
Accounts Receivable                                                   15,705       20,560
Prepaid Assets                                                           765         --
                                                                   ---------    ---------

Total Current Assets                                               $  58,935    $  46,871

Property and equipment, net of accumulated
  depreciation of $7,746 at December 31, 2001
  and $8,159 at March 31, 2002                                         5,960        6,553

Deferred financing costs, net of accumulated
  amortization of $7,514 at December 31, 2001
  and $10,815 at March 31, 2001                                       28,966       32,266

                                                                   ---------    ---------

Total Assets                                                       $  93,861    $  85,690
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

Accounts Payable                                                   $ 271,061    $ 336,585
Current maturities of notes payable, net of debt discount            133,083       84,008
Accrued interest payable                                              21,217       14,205
Accrued expenses and other current liabilities                       233,065      228,916
Officers' salaries payable                                           130,269      105,519
                                                                   ---------    ---------

Total current liabilities                                            788,695      769,233

Notes Payable - long term, net of debt discount                        3,258       31,927
                                                                   ---------    ---------

Total Liabilities                                                    791,953      801,160

Commitments and contingencies

Shareholders' equity (deficiency)
Preferred stock; $.0001 par value;
  20,000,000shares authorized,
  none issued and outstanding                                           --           --
Common stock, $.0001 par value;
  100,000,000 shares authorized;
  10,208,548 and 9,708,548 shares issued and
  outstanding as of March 31, 2002 and
  December 31, 2001, respectively                                        106           56
Additional paid-in capital                                           156,750         --
Accumulated deficit                                                 (854,948)    (715,526)
                                                                   ---------    ---------

Total shareholders' equity (deficiency)                             (698,092)    (715,470)
                                                                   ---------    ---------

Total liabilities and shareholders' equity (deficiency)            $  93,861    $  85,690
                                                                   =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS



                           Valesc Inc. and Subsidiary

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                          Three Months Ended March 31,

                                                           2002           2001
                                                       -----------   ------------

Commission Income                                      $    54,624    $    97,533

Selling, general and administrative expenses               164,840         50,167
                                                       -----------    -----------

Income (Loss) from Operations                             (110,216)        47,366

Interest Expense                                            29,206            154
                                                       -----------    -----------

NET INCOME (LOSS)                                      $  (139,422)   $    47,212
                                                       ===========    ===========

Basic income (loss) per shares                         $      (.01)   $       .00
                                                       -----------    -----------

Diluted income (loss) per share                        $      (.01)   $       .00
                                                       ===========    ===========

Weighted average shares outstanding used in
  Computing basic income (loss) per common share
  (as adjusted for stock split and effect of merger)     9,785,470      9,708,548


Weighted average shares outstanding used in
  Computing diluted income (loss) per common share
  (as adjusted for stock split and effect of merger)     9,785,470     10,308,547


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.




                           Valesc Inc. and Subsidiary

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                     Year ended December 31, 2001, and three
                    months ended March 31, 2002 (unaudited)

                                 --------------------------- -- ----------------- ----------------- ----------------------------
                                        Common Stock
                                    Number of       Value         Additional        Accumulated     Total Shareholders' Equity
                                     Shares                    Paid-in Capital        Deficit              (Deficiency)
                                 ---------------- ----------- ------------------- ----------------- ----------------------------
  Balance, December 31, 2000          1,000        $ 1,000            --             $ (9,145)               $ (8,145)

        Net Loss - 2001                --             --              --              (46,974)               (46,974)

 Effect of merger of OJI into       9,707,548       (944)             --             (659,407)               (660,351)
          Valesc Inc.
                                 ---------------- ----------- ------------------- ----------------- ----------------------------

   Balance December 31, 2001        9,708,548         56              --             (715,526)               (715,470)

 Issuance of shares to Century       500,000          50          $ 149,950              --                   150,000
      Goal holdings, Ltd.

   Issuance of warrants for            --             --            6,800                --                    6,800
       services rendered

 Net Loss - three months ended         --             --              --             (139,422)               (139,422)
        March 31, 2002
                                 ---------------- ----------- ------------------- ----------------- ----------------------------

    Balance, March 31, 2002        10,208,548       $ 106         $ 156,750         $ (854,948)             $ (698,092)
                                 ================ =========== =================== ================= ============================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                           Valesc Inc. and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                          Three months ended March 31,

                                                                         2002       2001
                                                                     ----------   --------
Cash flows from operating activities
     Net income (loss)                                               $(139,422)   $ 47,212
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
     operating activities
             Depreciation and amortization                                 593       1,760
             Issuance of Warrants                                        6,800        --
             Noncash interest accretion                                  3,301        --
             Changes in assets and liabilities
                    Accounts Receivable                                  4,855      (1,682)
                    Prepaid Expenses                                      (765)      1,141
                    Accounts Payable                                   (65,524)    (16,762)
                    Accrued Expenses and other current liabilities      31,566      (2,477)
                    Accrued officers' salaries                          24,750      (3,867)
                                                                     ---------    --------

Net cash provided by (used in) operating activities                   (133,846)     25,325

Cash flows from investing activities
     Purchase of equipment                                                --        (3,385)
                                                                     ---------    --------

Net cash used in investing activities                                     --        (3,385)

Cash flows from financing activities
Repayment of loans                                                        --        (8,623)
Issuance of common stock                                               150,000        --
                                                                     ---------    --------

Net cash provided by (used in) financing activities                    150,000      (8,623)

Net increase in cash                                                    16,154      13,317

Cash at beginning of period                                             26,311       1,680
                                                                     ---------    --------

Cash at end of period                                                $  42,465    $ 14,997
                                                                     =========    ========

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                             $    --      $   --
                                                                     =========    ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           VALESC INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

NOTE A - DESCRIPTION OF BUSINESS AND FORMATION OF COMPANY

The accompanying financial statements present the accounts of OJI Surgical, Inc. for the three months ended March 31, 2001 and 2002 and the effect of the acquisition (for accounting purposes -- see Note A-3) of Valesc Inc. on December 17, 2001.

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

The accompanying consolidated financial statements include the accounts of Valesc and OJI Surgical, Inc. from the date of the acquisition of OJI (December 17, 2001) by Valesc. All material inter-company accounts and transactions between the Company and its subsidiary have been eliminated.

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

3. DESCRIPTION OF MERGER BETWEEN VALESC AND OJI SURGICAL

On December 17, 2001 SMT Enterprises Corporation ("SMT") sold OJI to Valesc Inc., a Delaware corporation. Valesc Inc. received 100% of the outstanding stock of the Company in exchange for 266,000 shares of its common stock. The Chief Executive of Valesc Inc. is Jeremy Kraus, a board member of SMT as well as the son of SMT's President and the nephew of the Company's President. In addition, Samuel Cohen is a member of the board of both SMT and Valesc, and serves as the President of Valesc. Several members of the Kraus family are investors in Valesc. Valesc and its wholly-owned subsidiary, OJI Surgical, Inc. are hereafter referred to as "the Company."

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

4. DESCRIPTION OF MERGER BETWEEN OJI SURGICAL AND SMT

In 1999, OJI was purchased from Harry Kraus, its current President, founder and then sole shareholder, by SMT, a Delaware company. SMT was an inactive company prior to this transaction. SMT received 100% of the outstanding stock of OJI in exchange for 32% of its outstanding stock. Edward Kraus, the brother of Harry Kraus, is the President of SMT and Robert Kraus, Harry Kraus's brother and Jeremy Kraus, Harry Kraus's nephew are also members of the board of SMT.

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

NOTE B - LIQUIDITY AND GOING CONCERN

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. No adjustment has been made for this uncertainty. The Company has invested a significant amount of its effort and cash in the development of its business plan. As of March 31, 2002, the Company has a stockholders' deficit of approximately $698,000. For the period ended March 31, 2002, the Company had net losses of approximately $139,400. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions, and to cover the overhead costs associated with Valesc. Operating losses are expected to continue in 2002.

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

Management's plans with respect to its liquidity issues include the following:

o The Company has obtained an equity line of credit which provides a financing vehicle for the Company - see Note E-5.
o The Company is in the process of completing the registration of its common stock, which would allow it to apply for trading of its common stock on the Over-the-counter Bulleting Board, a condition of closing of the equity line fo credit. o Raise additional funding through the sale of debt and equity instruments to fund activities.
o From April through May 2002, the Company received proceeds from the issuance of common stock of $35,000.

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

NOTE C - PRO FORMA STATEMENT OF OPERATIONS

The following Pro Forma income statement has been prepared based upon the historical unaudited financial statements of Valesc Inc. and OJI Surgical, Inc. period ended March 31, 2001 and gives effect to the merger of the two companies, showing OJI as the "accounting acquirer" as if the merger occurred on January 1, 2001. The equity accounts of the combined entities have been presented to reflect the share structure of the legal acquirer -- Valesc Inc.

The following Pro Forma Condensed financial information is not necessarily indicative of the actual results of operations that would have been reported if the events described above had occurred as of January 1, 2001 nor do they purport to indicate the results of Valesc's future operations. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the companies.

                                         (Unaudited)
                                          March 31,


                                             2001
                                            ------

Revenues                                    $97,533
Cost of Revenues                              2,845
                                           --------
Gross profit                                 94,688



Operating expenses
   Merger expense                            75,000
   Equity-based compensation expense        137,640
Selling, general and administrative
        expense                             279,722
                                          ---------
Total expenses                              492,362
                                          ---------
Loss from operations                       (397,674)

   Interest expense                             601

   Income tax expense                             0
                                          ---------
Net loss                                   (398,275)
                                           ========
Net loss per common share - basic
    and diluted                               $(.04)

Weighted average shares outstanding        10,308,548

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

2. EARNINGS (LOSS) PER SHARE

Basic loss per share for the quarter ended March 31, 2002 is computed by dividing the loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The amount of options or warrants not considered in the loss per share calculation because their effect was antidilutive was 115,000 and 2,134,000 for the periods ended March 31, 2001 and March 31, 2002, respectively. Earnings
(loss) per share are calculated to present the change in capital structure for all periods presented. The diluted earnings per share for the three months ended March 31, 2002 and 2001 includes the effect of 0 and 600,000 potentially dilutive securities, respectively.

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

4. CONCENTRATIONS OF CREDIT RISK

Product sales from a relatively few suppliers account for a substantial portion of the Company's revenues. During the period ended March 31, 2002, product sales from two suppliers accounted for 82.5% of net sales (47% and 35.5% for each supplier).

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

7. LONG-LIVED ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No impairment losses were recorded during the quarter.

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

10. STOCK-BASED COMPENSATION

As permitted by the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference, on the date of grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete.

11. MARKETING COSTS

The Company expenses marketing costs as incurred, and amounted to approximately $110 for the quarter ended March 31, 2002.

12. RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations", and SFAS 142 "Goodwill and Tangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

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

NOTE E - CAPITAL STOCK OF THE COMPANY

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

During 2001, Valesc issued 266,000 shares of common stock to SMT in connection with the merger of OJI into the Company, 277,237 shares of common stock in connection with the merger of Valesc NJ into NetCentral and 70,000 shares of common stock to consultants for services rendered (See Note E-5).

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

As discussed in Note H-2, on January 1, 2001, 900,000 stock options were granted pursuant to employment contracts. 300,000 of the granted shares become exercisable on each of December 31, 2001, 2002 and 2003. There were no options exercised or forfeited through March 31, 2002. The exercise price of the first-year element of the stock option grant is below the fair value of the company's stock, therefore a 2001 compensation charge of $75,000, computed under the intrinsic value method, was recognized over the one-year vesting period. The second and third-year elements contain an exercise price at or above the fair value of the company's stock at the date of grant and therefore no compensatory charge has been recorded.

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

5. THE INVESTMENT AGREEMENT WITH SWARTZ

On June 7, 2001 as amended on August 29, 2001 and September 26, 2001 the Company entered into an Investment Agreement with Swartz Private Equity, LLC ("Swartz") under which the Company, from time to time, has the option to issue Swartz shares of Common Stock up to a maximum aggregate offering amount of $20,000,000. Under the Investment Agreement, shares are issued to Swartz, and Swartz pays for the shares in transactions referred to as Puts. The Company has the right, at its sole discretion, to put shares of its Common Stock, to Swartz, which Swartz must purchase, for a dollar amount of up to $2.0 million in each Put, subject to additional limitations on the timing of our exercise of Put rights and on the number of shares Swartz is obligated to purchase. The Company's right to Put shares to Swartz is for a period of three years beginning on the effective date of the registration statement.

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

6. TRANSACTION WITH GARRETT MILLER

In January 2001, Valesc entered into an agreement with Garrett Miller, an officer in the Company, whereby he would exchange purchased shares and earned (through investment commissions and equity-based compensation) shares of Valesc Inc. for shares of Atlas Holdings. Valesc recorded a charge to operations of approximately $84,000 related to the equity-based compensation, during 2001, prior to the date of the Valesc/OJI merger.

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

NOTE H - COMMITMENTS AND CONTINGENCIES

1. LEASES

Valesc leased office space under an operating lease that expired in June 2001. OJI leased office space under a lease which expired in March 2001. The Company did not lease any office space at December 31, 2001. The Company's OJI subsidiary has entered into a lease agreement beginning March 1, 2002 which will result in a monthly rent expense of $880 beginning in April 2002.

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

NOTE I - SUBSEQUENT EVENTS

During April and May 2002, the Company received an aggregate of $35,000 for issuance of 87,500 shares of common stock to two non-related investors. The investors also received options to purchase an additional 87,500 shares of common stock during a period of 3 years, to begin 6 months after the effectiveness of the Company's registration statement at a price of 30% discount to the market price of the common stock. Proceeds were used for working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              We acquired OJI Surgical, Inc. on December 17, 2001. Prior to the acquisition, we were not yet an operating company and therefore had financial performance driven by our expenses associated with becoming operational and completing the acquisition. OJI Surgical was an operating company for more than 10 years prior to the acquisition.

COMBINED OPERATING RESULTS OF THE COMPANY

REVENUE

              Revenues declined from $97,533 for the quarter ended March 31, 2001 to $54,624 for the current period. This decline resulted primarily from our decision to cease providing complementary reconditioning and repair service for our products and the products of our competitors, and the attendant reduction in sales staff associated with this elimination of services. These services became less attractive because of increased competition that resulted in an increasing administrative burden associated with processing transactions for a broader range of products. The Company may re-enter this complementary service offering in the future, but currently has no plans to do so. The Company did not separately track revenues and costs relating to this service offering to its customers.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

              The Company's operating expenses increased from $50,167 for the quarter ended March 31, 2001 to $164,840 for the current period, primarily as a result of the additional burden of the activities of Valesc Inc. after the merger as well as the commencement of our expansion plan. Selling, General and Administrative expenses for the OJI business remained relatively consistent for both quarters. These Valesc Inc. and expansion plan activities included: expenses associated with our reporting obligations under the Securities Exchange Act of 1934, filings with the Securities and Exchange Commission pursuant to our Investment Agreement with Swartz Private Equity, OJI's rental of new office space and hiring of a new administrative staff person, and OJI's travel and other costs associated with seeking additional product lines to represent.

NET INCOME (LOSS)

              The Company reported a net income of $47,212 for the quarter ended March 31, 2001 as compared to net loss of ($139,422) for the current period, primarily as a result of the inclusion of Valesc Inc.'s net losses in the current period and the commencement of the Company's expansion plan.

SIGNIFICANT COMMITMENTS OF THE COMBINED ENTITY

              We have no significant financial commitments beyond customary payables and employment contracts. $84,008 of our debt is categorized as short-term as of March 31, 2002, however, we plan to request extensions of the maturity dates for much of this debt and believe that our requests will be granted. Our potential financial obligation to Swartz resulting from the non-usage provisions of our Investment Agreement will not result in a liability, if at all, until at least two years from the date of effectiveness of a registration statement covering the Swartz stock.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

              In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company's policies on revenue recognition are consistent with this bulletin. Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs. The Company's revenues from product sales and service income are derived from the sale of new products distributed by the Company, and the refurbishment of used products. Revenue is recognized as products are delivered to its customers. As of the end of 2001 and during the current period, the Company was not distributing any new or refurbished products.

STOCK-BASED COMPENSATION

              As permitted by the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense for stock options issued to employees is based on the difference, on the date of grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter-party's performance is complete.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMBINED ENTITY

              As of March 31, 2002, we had cash and cash equivalents of $42,465, negative working capital of ($722,127) and a stockholder's equity (deficiency) of ($698,092). We have no credit or financing facility in place at the present time. Valesc Inc. received approximately $150,000 during the three months ended March 31, 2002 from private placements of equity. Cash used in operating activities of Valesc Inc. was approximately $(133,850) during the period ended March 31, 2002. The consolidated financial statements indicate that the profitability and operating contribution of OJI have not been sufficient to offset the developmental and expansion expenses reflected in the Valesc financial statements. Until we can significantly expand the business of OJI we will be unlikely to achieve profitability. As a result of our lack of profitability, our accountants, in their report on the our financial statements for the period ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. The time and money required before we can complete our expansion plan and implement our growth strategy cannot be estimated with precision. We expect significant expenditures associated with entering into the expansion plan, including the cost of hiring and "sponsoring" new salespeople and the cost of the upgraded software and administrative infrastructure necessary to manage them, as well as travel and other expenses associated with acquiring new product lines and territories. Our anticipated cash requirements for the next twelve months are approximately $550,000, which includes $250,000 to fund the expansion plan and an expected cash-flow deficit from regular operations of $300,000. Because we do not expect the expansion plan to begin contributing significantly to revenue during the next twelve months, we anticipate a negative cash-flow from regular operations similar to the previous year. The Company has commitments under employment agreements with each of its three executive officers. Additionally, the Company has lease commitments totaling approximately $32,000 through March 31, 2005.

SUBSEQUENT EVENTS

              On June 7, 2001, the Company entered into the equity line transaction under an Investment Agreement with Swartz Private Equity, which was amended and restated as of August 29, 2001 and September 26, 2001. The Investment Agreement entitles us to sell up to $20 million of our common stock to Swartz, subject to a formula based on our stock price and trading volume, from time to time over a three year period following the effective date of a registration statement covering the Swartz stock. We filed Amendment No. 2 of a registration statement on Form SB-2 covering the Swartz stock on March 25, 2002, but withdrew the registration statement on April 26, 2002 at the recommendation of the Commission. We were informed by the Commission that a "completed private placement" would be deemed not to have occurred in connection with an equity line transaction in cases where no market exists for the underlying securities at the time of registration. Because no market currently exists for our securities, we requested withdrawal. No shares of common stock of the Company were issued or sold under the Swartz registration statement. We expect to terminate the Investment Agreement shortly, but may enter into another equity line transaction with Swartz after such time as our shares are traded on the OTC Bulletin Board.

PART II -- OTHER INFORMATION

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

           On January 1, 2002, we issued options for the purchase of 50,000 shares of our common stock to Hecht & Associates, P.C. The options are exercisable until January 1, 2007. One half of the options vested on January 11, 2002 and the remaining one half vest 10 days after the date on which our shares begin trading. The options are exercisable at $.333 per share, subject to downward adjustment based upon the average trading price for the 10 days after the date on which our shares begin trading. The issuance of the options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Hecht & Associates, P.C. was an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On January 28, 2002, we sold 500,000 shares of our common stock to Century Goal Holdings Ltd. for $150,000, or $.30 per share, with options for the purchase of 500,000 additional shares. The options are not exercisable until six months after our registration statement with respect to the Swartz shares is declared effective and expire on February 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the beneficial owner was a non-U.S. person as defined under the Securities Act.

           On April 29, 2002, we sold 75,000 shares of our common stock to Tim Kain, an unrelated investor for $30,000, or $.40 per share, with options for the purchase of 75,000 additional shares. The options are not exercisable until six months after our registration statement with respect to the Swartz shares is declared effective and expire on May 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Tim Kain is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On May 8, 2002, we sold 12,500 shares of our common stock to Matt Williams, an unrelated investor, for $5,000, or $.40 per share, with options for the purchase of 12,500 additional shares. The options are not exercisable until six months after our registration statement with respect to the Swartz shares is declared effective and expire on May 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Matt Williams is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.


   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Exhibit Index on page 21.

     (b) Reports on Form 8-K: The Company filed a report on Form 8-K/A on January 11, 2002 to amend its report on Form 8-K dated December 21, 2001 to amend Item 7 to include (a) Financial Statements of Business Acquired and (b) Pro Forma Financial Information in connection with the acquisition reported in the Form 8-K. No other items in the company's report on Form 8-K dated December 21, 2001 were amended.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2002
                                        Valesc Inc.
                                        (Company)

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

10.9 Sales Representation Agreement dated March 1, 2002 between OJI Surgical, Inc./Harry Kraus and Hand Innovations, Inc.;

10.10 Lease dated as of February 13, 2002 between Harry Kraus and OJI Surgical, Inc., and American Property Management Corp.