Form 10KSB/A
period 2001-12-31
VALESC INC
filed 2002-05-24
CIK 1119690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

         The registrant hereby files this report on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the year ended December 31, 2001 to amend Item
6. No other items in the registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 are amended.

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
                                            ========               ========

REVENUE

OJI's revenues declined from $480,960 for the year ended December 31, 2000 to $259,492 for the current period. Approximately one-half of the decline was the result of less commission income, principally due to our sales force having been reduced to one person (Harry Kraus), thus resulting in lesser marketing, solicitation of customers and potential customers and less sales of all of the products we represent. Approximately one-half of the decline in revenues resulted primarily from our decision to cease providing complementary reconditioning and repair service for our products and the products of our competitors, and the attendant reduction in sales staff associated with this elimination of services. These services became less attractive to OJI because of increased competition that resulted in an increasing administrative burden associated with processing transactions for a broader range of products. OJI may re-enter this complementary service offering in the future, but currently has no plans to do so. OJI did not separately track revenues and costs relating to this service offering to its customers.

GROSS PROFIT

OJI's gross profit declined from $381,375 for the year ended December 31, 2000 to $247,553 for the current period, a decline of 35%. This decrease resulted from the same reasons discussed above as to revenue. However, our gross profit margins improved due to the greater profitability of the manufacturer's representation area of OJI's business (primarily a net commission revenue, with no commissions currently paid to sales persons) compared with the repair and reconditioning complimentary service conducted in 2000 and early 2001, which carries a lower gross profit margin.

OPERATING EXPENSES

OJI's operating expenses decreased from $386,890 for the year ended December 31, 2000 to $289,478 for the current period, primarily as a result of a reduction in staff selling OJI's representative products and administrative support costs associated with increased personnel. Costs have been reduced to the lowest sustainable levels, as there was only one employee (Harry Kraus) serving in a sales/executive capacity at a fixed salary until such time as we can hire additional sales people and create a fixed and variable-cost compensation plan for such sales people.

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

Swartz will pay us a percentage of the Market Price (the average of the two lowest volume weighted average prices of our common stock, as reported by Bloomberg, Inc., during the Pricing Period) for each share in a Put as follows. For each share of common stock, Swartz will pay us the lesser of:

- --     the Market Price for each share, minus $.09; or
- --     91% of the Market Price for each share.

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

Our right to initiate Puts to Swartz shall terminate permanently (an "Automatic Termination") upon the following events:

- - we, or any of our directors or executive officers, have engaged in a transaction or conduct related to us that resulted in (i) an SEC enforcement action, or (ii) a civil judgment or criminal conviction for fraud or misrepresentation, or for any other offense that, if prosecuted criminally, would constitute a felony under applicable law;

- - following effectiveness and listing of our common stock, the aggregate number of days during which our registration statement is not effective or our common stock is not listed and traded on the Nasdaq Small Cap Market, the Nasdaq National Market, the over- the-counter Bulletin Board, the New York Stock Exchange, or the American Stock Exchange equals or exceeds four months;

- - we file for bankruptcy or any other proceeding for the relief of debtors;

- - we materially breach covenants contained in the Investment Agreement and do not cure the breach within 15 days of becoming aware of it.

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

                                      Date: May 22, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date
-----------                -------                            ------


/s/ Samuel Cohen          Director and President             May 22, 2002
----------------------      (Chief Financial and
Samuel Cohen               Accounting Officer)


/s/ Garrett Miller        Director and                       May 22, 2002
----------------------      Vice President
Garrett Miller