Form 10QSB/A
period 2002-03-31
VALESC INC
filed 2002-06-25
CIK 1119690

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

                                   SIGNATURES




     In accordance with Sections 13 or 15(d) of the Exchange Act, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Valesc Inc.
                                      (Company)

                                      By: /S/ JEREMY KRAUS
                                      --------------------
                                      Jeremy Kraus
                                      Chairman and Chief Executive Officer

                                      June 25, 2002


                                      /S/ SAMUEL COHEN
                                      ---------------------------------
                                      Samuel Cohen
                                      Director and President
                                      (chief financial and accounting officer)

                                      June 25, 2002


                                      /S/ GARRETT MILLER
                                      ---------------------------------
                                      Garrett Miller
                                      Director and Vice President

                                      June 25, 2002

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

10.9 Sales Representation Agreement dated March 1, 2002 between OJI Surgical, Inc./Harry Kraus and Hand Innovations, Inc.;*

10.10 Lease dated as of February 13, 2002 between Harry Kraus and OJI Surgical, Inc., and American Property Management Corp.*

*  Previously filed with this Form 10-QSB on May 15, 2002.