Form 10QSB
period 2002-06-30
VALESC INC
filed 2002-08-15
CIK 1119690

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2002.

       (  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from_____________ to _______________

                           Commission File No.0-31459

                                   VALESC INC.
                             ---------------------
           (Name of Small Business Issuer as specified in its Charter)

            DELAWARE                                    23-3048857
           ----------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  2300 COIT ROAD, SUITE 300B, PLANO, TX 75075
                           --------------------------
                    (Address of Principal Executive Offices)

Registrant's telephone number, including area code         (972) 495-3900

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes  X         No                   (2) Yes  X          No
         -           -----                       -            ----------

State the number of shares outstanding of each of the Registrant's classes of common equity, as of the latest practicable date:

 10,396,048 shares of common stock issued and outstanding as of August 14, 2002

           Transitional Small Business Disclosure Format (check one):
           Yes......No  X



                                   Valesc Inc.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

     Consolidated Balance Sheets ................................             2

     Consolidated Statements of Operations ......................             3

     Consolidated Statement of Shareholder's Equity (Deficiency).             4

     Consolidated Statements of Cash Flows ......................             5

     Notes to Financial Statements ..............................             6

Item 2. Management's Discussion and Analysis or
        Plan of Operation .......................................            15

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ..............            17

Item 6.  Exhibits and Reports on Form 8-K .......................            17

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS








                       FINANCIAL STATEMENTS AND REPORTS OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           Valesc Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                                                June 30, 2002  December 31,
                                                                  (unaudited)     2001
                                                                -------------- -------------
ASSETS

Current Assets

Cash                                                               $  47,666    $  26,311
Accounts Receivable                                                   11,674       20,560
Prepaid Expenses                                                       2,689          --
                                                                   ---------    ---------

Total Current Assets                                               $  62,029    $  46,871

Property and equipment, net of accumulated
  depreciation of $7,746 at December 31, 2001
  and $8,809 at June 30, 2002                                          6,447        6,553

Deferred financing costs, net of accumulated
  amortization of $7,514 at December 31, 2001
  and $39,780 at June 30, 2002                                             0       32,266

                                                                   ---------    ---------

Total Assets                                                       $  68,476    $  85,690
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

Accounts Payable                                                   $ 357,672    $ 336,585
Current maturities of notes payable, net of debt discount            156,748       84,008
Accrued interest payable                                              28,041       14,205
Accrued expenses and other current liabilities                       226,360      228,916
Officers' salaries payable                                           149,019      105,519
                                                                   ---------    ---------

Total current liabilities                                            917,840      769,233

Notes Payable - long term, net of debt discount                            0       31,927
                                                                   ---------    ---------
Total Liabilities                                                    917,840      801,160

Potentially refundable common stock                                   40,000            0

Commitments and contingencies

Shareholders' equity (deficiency)
Preferred stock; $.0001 par value;
  20,000,000 shares authorized,
  none issued and outstanding                                           --           --
Common stock, $.0001 par value;
  100,000,000 shares authorized;
  10,296,048 and 9,708,548 shares issued and
  outstanding as of June 30, 2002 and
  December 31, 2001, respectively                                        115           56
Additional paid-in capital                                           191,741         --
Accumulated deficit                                               (1,081,220)    (715,526)
                                                                   ---------    ---------

Total shareholders' equity (deficiency)                             (889,364)    (715,470)
                                                                   ---------    ---------

Total liabilities and shareholders' equity (deficiency)            $  68,476    $  85,690
                                                                   =========    =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS




                           Valesc Inc. and Subsidiary

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                Three And Six Months Ended June 30, 2002 and 2001

                                                       Six Months Ended June 30,     Three Months Ended June 30,
                                                          2002          2001              2002             2001
                                                       -----------   ------------      -----------  ---------

Commission Income                                      $    109,180    $    159,270   $     54,556    $     61,737

Selling, general and administrative expenses                418,437         105,388        253,597          55,220
                                                       ------------    ------------   ------------    ------------

Income (Loss) from Operations                              (309,257)         53,882       (199,041)          6,517

Interest Expense                                             56,437             153         27,231            --
                                                       ------------    ------------   ------------    ------------

NET INCOME (LOSS)                                      $   (365,694)   $     53,729       (226,272)          6,517
                                                       ============    ============   ============    ============

Basic income (loss) per shares                         $       (.04)   $        .01   $       (.02)   $        .00
                                                       ------------    ------------   ------------    ------------

Diluted income (loss) per share                        $       (.04)   $        .01   $       (.02)   $        .00
                                                       ============    ============   ============    ============

Weighted average shares outstanding used in
  Computing basic income (loss) per common share
  (as adjusted for stock split and effect of merger)     10,177,297       9,708,548      9,708,548       9,708,548

Weighted average shares outstanding used in
  Computing diluted income (loss) per common share
  (as adjusted for stock split and effect of merger)     10,177,297      10,364,839      9,708,548      10,511,350


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



NOTE: THE AMOUNTS FOR 2001 INCLUDE ONLY THE RESULTS OF OJI SURGICAL INC., THE ACCOUNTING ACQUIROR, PURSUANT TO THE DECEMBER 17, 2001 MERGER WITH VALESC INC.






                           Valesc Inc. and Subsidiary

           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                      Year ended December 31, 2001, and six
                     months ended June 30, 2002 (unaudited)

                                --------------------------- -- ----------------- ----------------- ------------------
                                       Common Stock
                                   Number of       Value         Additional      Accumulated      Total Shareholders'
                                    Shares                    Paid-in Capital       Deficit       Equity (Deficiency)
                                ---------------- ----------- ------------------- ----------      --------------------
 Balance, December 31, 2000             1,000   $     1,000           --        $    (9,145)         $    (8,145)

       Net Loss - 2001                   --            --             --            (46,974)             (46,974)

Effect of merger of OJI into        9,707,548          (944)          --           (659,407)            (660,351)
         Valesc Inc.
                                  -----------   -----------    -----------      -----------          -----------

  Balance December 31, 2001         9,708,548            56           --           (715,526)            (715,470)

Issuance of shares to Century         500,000            50    $   149,950             --                150,000
     Goal Holdings, Ltd.

Issuance of shares of common
     Stock to non-related parties      87,500             9         34,991             --                 35,000

  Issuance of warrants for               --            --            6,800             --                  6,800
      services rendered

Net Loss - six months ended              --            --             --           (365,694)            (139,422)
       June 30, 2002
                                  -----------   -----------    -----------      -----------          -----------

   Balance, June 30, 2002          10,296,048   $       115    $   191,741      $(1,081,220)         $  (889,364)
                                  ===========   ===========    ===========      ===========          ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                           Valesc Inc. and Subsidiary

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     Six Months Ended June 30, 2002 and 2001

                                                                      Six Months Ended June 30,
                                                                          2002         2001
                                                                      -----------   -------------
Cash flows from operating activities
     Net income (loss)                                               $(365,694)   $  53,729
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
        operating activities
             Depreciation and amortization                              33,509        3,745
             Issuance of Warrants                                        6,800         --
             Noncash interest accretion                                 40,813         --
             Changes in assets and liabilities
                    Accounts Receivable                                  8,886       (3,258)
                    Prepaid Expenses                                    (2,689)       1,141
                    Accounts Payable                                    21,087      (22,037)
                    Accrued Expenses and other current liabilities      11,280       (1,352)
                    Accrued officers' salaries                          43,500       (3,867)
                                                                     ---------    ---------

Net cash provided by (used in) operating activities                   (202,508)      28,101

Cash flows from investing activities
     Purchase of equipment                                              (1,137)      (3,385)
                                                                     ---------    ---------

Net cash used in investing activities                                   (1,137)      (3,385)

Cash flows from financing activities
Repayment of loans                                                        --         (8,623)
Issuance of common stock                                               185,000         --
Proceeds from potentially refundable common stock                       40,000         --
                                                                     ---------    ---------

Net cash provided by (used in) financing activities                    225,000       (8,623)

Net increase in cash                                                    21,355       16,093

Cash at beginning of period                                             26,311        1,680
                                                                     ---------    ---------

Cash at end of period                                                $  47,666    $  17,773
                                                                     =========    =========

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                             $    --      $    --
                                                                     =========    =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

NOTE: THE AMOUNTS FOR 2001 INCLUDE ONLY THE RESULTS OF OJI SURGICAL INC., THE ACCOUNTING ACQUIROR, PURSUANT TO THE DECEMBER 17, 2001 MERGER WITH VALESC INC.

                           VALESC INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

NOTE A - DESCRIPTION OF BUSINESS AND FORMATION OF COMPANY

The accompanying financial statements of Valesc Inc. and Subsidiary the "Company" present the accounts of OJI Surgical, Inc. for the three and six months ended June 30, 2001 and 2002 and the effect of the acquisition (for accounting purposes -- see Note A-3) of Valesc Inc. on December 17, 2001.

The Company's Registration Statement on Form SB-2 was declared "effective" by the Securities and Exchange Commission on August 7, 2002.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2002 and 2001 and the consolidated results of its operations for the six months ended June 30, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the operating results for a full year.

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

3. DESCRIPTION OF MERGER BETWEEN VALESC AND OJI SURGICAL

On December 17, 2001 SMT Enterprises Corporation ("SMT") sold OJI to Valesc Inc., a Delaware corporation. Valesc Inc. received 100% of the outstanding stock of the Company in exchange for 266,000 shares of its common stock. The Chief Executive of Valesc Inc. is Jeremy Kraus, a board member of SMT at the time as well as the son of SMT's President and the nephew of the Company's President. In addition, Samuel Cohen was a member of the board of both SMT and Valesc at the time, and serves as the President of Valesc. Several members of the Kraus family are investors in Valesc. Valesc and its wholly-owned subsidiary, OJI Surgical, Inc. are hereafter referred to as "the Company."

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

4. DESCRIPTION OF MERGER BETWEEN OJI SURGICAL AND SMT

In 1999, OJI was purchased from Harry Kraus, its current President, founder and then sole shareholder, by SMT, a Delaware company. SMT was an inactive company prior to this transaction. SMT received 100% of the outstanding stock of OJI in exchange for 32% of its outstanding stock. Edward Kraus, the brother of Harry Kraus, is the President of SMT and Robert Kraus, Harry Kraus's brother and Jeremy Kraus, Harry Kraus's nephew were also members of the board of SMT. Jeremy Kraus is no longer on the board of SMT.

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

5. Description of Merger between Atlas Holdings and Valesc Inc.

On May 20, 2002, Atlas Holdings Inc., the holder of 82.8% of our stock on such date, which had no business or assets and served only as a holding company, was merged into us. Pursuant to the merger (a) each issued and outstanding share of the stock of Atlas was exchanged for 986.12568 shares of our common stock, for a total of 8,458,000 shares of our common stock to the Atlas shareholders, and (b) 8,458,000 shares of our common stock owned by Atlas prior to the merger were cancelled. Jeremy Kraus, our Chairman and Chief Executive Officer, Garrett Miller, our Vice President and Director, Samuel Cohen, our President and Director, and Harry Kraus, the President of our subsidiary, OJI Surgical, Inc. and a Director, owned 41%, 25%, 25% and 2%, respectively, of Atlas before the merger. As a result of the merger, they now beneficially own 34%, 21%, 21% and 2%, respectively, of our common stock. Each of the foregoing officers and Edward Kraus, who now owns 4.6% of our common stock, executed a shareholders agreement prohibiting transfers of shares except in certain circumstances and in limited amounts. The agreement also provides a right of first refusal in favor of the Company to purchase shares proposed to be transferred, which right is assignable to the other parties to the agreement at the discretion of the Company. Since this was a transaction which involved the merger of an inactive company, there is no financial impact to the transaction.

NOTE B - LIQUIDITY AND GOING CONCERN

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. No adjustment has been made for this uncertainty. The Company has invested a significant amount of its effort and cash in the development of its business plan. As of June 30, 2002, the Company has a stockholders' deficit of approximately $890,000. For the period ended June 30, 2002, the Company had net losses of approximately $366,000. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions, and to cover the overhead costs associated with Valesc. Operating losses are expected to continue in 2002. The Company may also be required to return $40,000 raised from investors in 2002
- See Note E-1.

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

Management's plans with respect to its liquidity issues include the following:

o The Company anticipates negotiating and entering into an equity line of credit which may provide a financing vehicle for the Company
o The Company recently completed the registration of its common stock, and intends it to apply for trading of its common stock on the Over-the-counter Bulleting Board, generally a condition of equity line financings
o Raise additional funding through the sale of debt and equity instruments to fund activities.
o From July through August 14, 2002, the Company received proceeds from the issuance of common stock and notes of $14,500.

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

NOTE C - PRO FORMA STATEMENT OF OPERATIONS

The following Pro Forma income statement has been prepared based upon the historical unaudited financial statements of Valesc Inc. and OJI Surgical, Inc. period ended June 30, 2001 and gives effect to the merger of the two companies, showing OJI as the "accounting acquirer" as if the merger occurred on January 1, 2001. The equity accounts of the combined entities have been presented to reflect the share structure of the legal acquirer -- Valesc Inc.

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

                                   (Unaudited)
                            Six Months Ended June 30,


                                             2001
                                            ------

Commission income                          $159,270
                                           --------
Operating expenses
   Merger expense                            75,000
   Equity-based compensation expense        122,080
Selling, general and administrative
        expense                             523,250
                                          ---------
Total expenses                              720,330
                                          ---------
Loss from operations                       (561,060)

   Interest expense                          10,141

   Income tax expense                            0
                                          ---------
Net loss                                  (571,201)
                                           ========
Net loss per common share - basic
    and diluted                              $(.05)

Weighted average shares outstanding     10,256,624

NOTE D - ACCOUNTING POLICIES

1. REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin. Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs. Product returns by our customers are rare due to the specialized nature of the product, and therefore, we have concluded that no material allowance for refundable commission income on returned products is necessary at June 30, 2002 and December 31, 2001. Our revenues from product sales and service income are derived from the sale of new products distributed by us, and the refurbishment of used products. Revenue is recognized as products are delivered to our customers. As of the end of 2001 and during 2002, we were not distributing any new or refurbished products.

2. EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The amount of options or warrants not considered in the loss per share calculation because their effect was antidilutive was 600,000 and 2,841,500 for the three months ended June 30, 2001 and 2002, respectively. Earnings (loss) per share are calculated to present the change in capital structure for all periods presented. The diluted earnings per share for the three and six months ended June 30, 2001 includes the effect of 254,730 and 187,540 potentially dilutive securities, respectively.

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

4. CONCENTRATIONS OF CREDIT RISK

Product sales from a relatively few suppliers account for a substantial portion of the Company's revenues. During the three months ended June 30, 2002, product sales from two suppliers accounted for 90% of net sales (48.6% and 42.4% for each supplier). This represents an increase in concentration from the previous quarter, when the same two vendors accounted for 86.4% of net sales. Generally, these concentrations have increased from the same periods of previous years.

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

11. MARKETING COSTS

The Company expenses marketing costs as incurred, and amounted to approximately $500 for the quarter ended June 30, 2002.

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

In April 2002, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement Rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that this statement will not have a significant impact on their results of operations or financial position upon adoption.

In July 2002, The Financial Accounting Standards Board ("FASB") Issued Statement 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between this statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this new standard will not have a material effect on the results of operations of financial condition.

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

During June 2002, the Company sold 62,500 shares of common stock to Brian Kraus and 37,500 shares to Mark Walsh in sales intended to qualify for the private placement exemption provided under Section 4(2) of the Securities Act. In response to the due diligence requests of Mr. Kraus and Mr. Walsh prior to the sales, the Company provided them with copies of our registration statement on Form SB-2 currently on file with the Commission, but not yet effective, and available publicly on the Commission's EDGAR database. By providing copies of the Form SB-2, the Company may have engaged in a "general solicitation" invalidating the Section 4(2) exemption from registration. Without the 4(2) exemption, the sales of shares to Mr. Kraus and Mr. Walsh would have violated
Section 5 of the Securities Act, in which case the Company could be liable to Mr. Kraus and Mr. Walsh under Section 12(a) (1) of the Securities Act for the amount of the proceeds ($40,000) plus interest during the one year period following the sales. If the Company is forced to repay these proceeds, it would impact our cash flow and could cause us to have insufficient working capital.

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

In January 2002, the Company issued 50,000 warrants to a consultant of the Company for services rendered, exercisable at $.333 per share through Janaury 1, 2007. One half of the warrants vest upon the filing of the registration statement, the remaining half vests 10 days after shares of Company stock begin trading. A charge of $6,800 was recognized for the issuance of these warrants.

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

4. OTHER STOCK OPTIONS

Valesc Inc. recorded expenses of $38,000 and $218,000 in the periods ended December 31, 2000 and 2001, respectively, for expenses incurred by several consultants, representing the estimated fair value of the services rendered. In March 2001 the company issued equity instruments in lieu of cash for such expenses incurred. The company initially issued 512,700 shares to such consultants pursuant to cashless-exercise agreements entered into to discharge the liabilities. In September 2001, the company informed the consultants that the agreements were invalid and required revision. All but 78,000 of the initially issued shares were rescinded or cancelled. The company continues to carry the costs of these services in accrued expenses for those consultants whose shares were rescinded or cancelled. The consultants who agreed to retain 70,000 of the 78,000 shares were required to enter into a promissory note (bearing interest at 3% per annum, commencing six months after issuance) to the Company for the fair value ($.33) of the shares granted. The promissory note requires payment of amounts due the Company upon sale of the underlying shares by the holder. The consultant holding 8,000 of such shares paid the Company for the shares in July 2001.

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

The Put Shares have demand registration rights and the Commitment Warrants have semi-annual reset provisions and a 5-year term. The Swartz agreement contains certain penalties if the Company does not execute minimum financings under this agreement.

This agreement was terminated on May 21, 2002. The Company wrote-off the balance of the deferred offering cost in the second quarter of 2002, when the agreement terminated.

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

NOTE I - SUBSEQUENT EVENTS

On July 30, the Company issued two notes totaling $12,000, bearing interest of 40% per year with a due date of January 31, 2003. These notes were guaranteed by the management of the company.

On August 8, the Company sold 6,250 shares of common stock for $2,500.

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

COMBINED OPERATING RESULTS OF THE COMPANY

OJI Surgical, Inc. is considered the "accounting acquiror" in the OJI/Valesc merger, and accordingly the financial statements of OJI are presented through December 17, 2001, and thereafter includes the consolidated accounts of Valesc and OJI.

REVENUE

Revenues declined from $61,737 for the quarter ended June 30, 2001 to $54,556 for the quarter ended June 30, 2002. The decline can largely be attributed to the Company's change of lines it is representing. The company's new lines, Ascension and Hand Innovations, have not yet generated the level of revenues the Company previously garnered from the Megadyne product line it is no longer selling. The more significant decline during the six month comparative periods from $159,270 during the period ending June 30, 2001 to $109,180 during the current period are attributable to this change of product lines, as well as other factors. Approximately one-half of the decline was the result of less commission income, principally due to our sales force having been reduced to one person, thus resulting in lesser marketing, solicitation of customers and potential customers and less sales of all of the products we represent. Approximately one-half of the decline in revenues resulted primarily from our decision to cease providing complimentary reconditioning and repair service for our products and the products of our competitors, and the attendant reduction in sales staff associated with this elimination of services. These services became less attractive because of increased competition that resulted in an increasing administrative burden associated with processing transactions for a broader range of products. We may re-enter this complementary service offering in the future, but currently have no plans to do so. We did not separately track revenues and costs relating to this service offering to our customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our operating expenses increased from $55,220 for the quarter ended June 30, 2001 to $253,597 for the quarter ended June 30, 2002. Similarly, operating expenses increase from $105,388 during the six months ended June 30, 2001 to $418,437 in the current period. These increases were primarily a result of the additional burden of the activities of Valesc Inc. after the merger as well as the commencement of our expansion plan. Selling, General and Administrative expenses for the OJI business remained relatively consistent for both quarters. Costs relating to the OJI operations have been reduced to the lowest sustainable levels, as there was only one employee (Harry Kraus) serving in a sales/executive capacity at a fixed salary in both periods, until such time as we can hire additional sales people and create a fixed and variable-cost compensation plan for such sales people. These Valesc Inc. and expansion plan activities included: expenses associated with our reporting obligations under the Securities Exchange Act of 1934, filings with the Securities and Exchange Commission pursuant to the Registration Statement declared effective on August, 8, 2002, OJI's rental of new office space and hiring of a new administrative staff person, and OJI's travel and other costs associated with seeking additional product lines to represent.

INTEREST EXPENSE

Interest on the notes payable are reflected in the financial statements of the "accounting acquiror" since December 17, 2001.

NET INCOME (LOSS)

Our reported net income of $6,517 for the quarter ended June 30, 2001 as compared to net loss of ($226,272) for the quarter ended June 30, 2002, OJI reported a net income of $53,729 for the six months ended June 30, 2001 as compared to a net loss of ($365,694) for the current period, primarily as a result of the inclusion of Valesc Inc.'s net losses in the current periods and the commencement of our expansion plan.

SIGNIFICANT COMMITMENTS OF THE COMBINED ENTITY

We have no significant financial commitments beyond customary payables and employment contracts. $156,748 of our debt is categorized as short-term as of June 30, 2002, however, we plan to request extensions of the maturity dates for much of this debt and believe that our requests will be granted.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin. Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs. Product returns by our customers are rare due to the specialized nature of the product, and therefore, we have concluded that no material allowance for refundable commission income on returned products is necessary at March 31, 2002 and December 31, 2001. Our revenues from product sales and service income are derived from the sale of new products distributed by us, and the refurbishment of used products. Revenue is recognized as products are delivered to our customers. As of the end of 2001 and during 2002, we were not distributing any new or refurbished products.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE COMBINED ENTITY

As of June 30, 2002, we had cash and cash equivalents of $48,000, negative working capital of ($856,000) and a stockholder's equity (deficiency) of ($889,000). We have no credit or financing facility in place at the present time. Valesc Inc. received approximately $225,000 during the six months ended June 30, 2002 from private placements of equity. Cash used in operating activities of Valesc Inc. was approximately $(200,000) during the period ended June 30, 2002. The consolidated financial statements indicate that the profitability and operating contribution of OJI have not been sufficient to offset the developmental and expansion expenses reflected in the Valesc financial statements. Until we can significantly expand the business of OJI we will be unlikely to achieve profitability. As of June 30, 2002, our current assets are less than the cash requirements of the Company for three months activities. As a result of our lack of profitability, our accountants, in their report on the our financial statements for the period ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. The time and money required before we can complete our expansion plan and implement our growth strategy cannot be estimated with precision. We expect significant expenditures associated with entering into the expansion plan, including the cost of hiring and "sponsoring" new salespeople and the cost of the upgraded software and administrative infrastructure necessary to manage them, as well as travel and other expenses associated with acquiring new product lines and territories. Our anticipated cash requirements for the next twelve months are approximately $550,000, which includes $250,000 to fund the expansion plan and an expected cash-flow deficit from regular operations of $300,000. Because we do not expect the expansion plan to begin contributing significantly to revenue during the next twelve months, we anticipate a negative cash-flow from regular operations similar to the previous year. The Company has commitments under employment agreements with each of its three executive officers. Additionally, the Company has lease commitments totaling approximately $32,000 through March 31, 2005.

SUBSEQUENT EVENTS

On July 30, the Company issued two notes totaling $12,000, bearing interest of 40% per year with a due date of January 31, 2003. These notes were guaranteed by the management of the company.

On August 8, the Company sold 6,250 shares of common stock for $2,500.


PART II -- OTHER INFORMATION

   ITEM 2(c). CHANGES IN SECURITIES.

           On April 29, 2002, we sold 75,000 shares of our common stock to Tim Kain, an unrelated investor for $30,000, or $.40 per share, with options for the purchase of 75,000 additional shares. The options are not exercisable until six months after August 8, 2002, which was the date our registration statement on Form SB-2 was declared effective, and expire on May 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Tim Kain is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On May 8, 2002, we sold 12,500 shares of our common stock to Matt Williams, an unrelated investor, for $5,000, or $.40 per share, with options for the purchase of 12,500 additional shares. The options are not exercisable until six months after August 8, 2002, which was the date our registration statement on Form SB-2 was declared effective, and expire on May 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Matt Williams is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On May 20, 2002, Atlas Holdings Inc., the holder of 82.8% of our stock on such date, which had no business or assets and served only as a holding company, was merged into us. Pursuant to the merger (a) each issued and outstanding share of the stock of Atlas was exchanged for 986.12568 shares of our common stock, for a total of 8,458,000 shares of our common stock to the Atlas shareholders, and (b) 8,458,000 shares of our common stock owned by Atlas prior to the merger were cancelled. Jeremy Kraus, our Chairman and Chief Executive Officer, Garrett Miller, our Vice President and Director, Samuel Cohen, our President and Director, and Harry Kraus, the President of our subsidiary, OJI Surgical, Inc. and a Director, owned 41%, 25%, 25% and 2%, respectively, of Atlas before the merger. As a result of the merger, they beneficially owned 34%, 21%, 21% and 2%, respectively, of our common stock. The exchange of shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that each of the Atlas shareholders is an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the shareholder or available to the shareholder prior to the transaction.


           On April 24, 2001, as consideration for making a financing commitment to us, Swartz Private Equity was issued the Commitment Warrants, subsequently amended with an issue date of May 21, 2002, to purchase 780,000 shares of our common stock. The exercise price for the Commitment Warrants is $1.00 per share, provided that on each six month anniversary of the issue date of May 21, 2002, if the shares are trading at that time, the exercise price is subject to adjustment based on the lowest closing price for the five trading days preceding the adjustment. The issuance of the warrants was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that Swartz is an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.


           On June 14, 2002, we sold 37,500 shares of our common stock to Mark Walsh, an unrelated investor, for $15,000, or $.40 per share, with options for the purchase of 37,500 additional shares. The options are not exercisable until six months after August 8, 2002, which was the date our registration statement on Form SB-2 was declared effective, and expire on June 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was intended to be accomplished in reliance upon Section 4(2) of the Securities Act. However, because we provided the investor with a copy of our registration statement on Form SB-2 that was on file with the Commission, but not yet effective, and available publicly on the Commission's EDGAR database, in response to a due diligence request by the investor prior to the sale, we may have engaged in a "general solicitation" invalidating the Section 4(2) exemption from registration. The facts relied upon for exemption are that Mark Walsh is an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On June 21, 2002, we sold 62,500 shares of our common stock to Brian Kraus for $25,000, or $.40 per share, with options for the purchase of 62,500 additional shares. The options are not exercisable until six months after August 8, 2002, which was the date our registration on Form SB-2 was declared effective, and expire on June 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was intended to be accomplished in reliance upon Section 4(2) of the Securities Act. However, because we provided the investor with a copy of our registration statement on Form SB-2 on file with the Commission, but not yet effective, and available publicly on the Commission's EDGAR database, in response to a due diligence request by the investor prior to the sale, we may have engaged in a "general solicitation" invalidating the Section 4(2) exemption from registration. The facts relied upon for exemption are that Brian Kraus is an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

ITEM 2(d). USE OF PROCEEDS.


           The Company's Registration Statement on Form SB-2 (the "Registration Statement"), file number 333-89002, was declared effective by the Commission on August 8, 2002. The Registration Statement covers only resales of outstanding shares of the Company's common stock from time to time by certain stockholders and warrant holders. The Company will not receive any of the proceeds from sales of shares registered under the Registration Statement.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Exhibit Index on page 19.

     (b) Reports on Form 8-K: The Company filed a report on Form 8-K on
May 22, 2002 reporting Items 1 and 2 pertaining to the merger of Atlas Holdings Inc. into the Company.

                                   SIGNATURES

           In accordance with Sections 13 or 15(d) of the Exchange Act, Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valesc Inc.
(Company)

By: /s/ JEREMY KRAUS
    ----------------
Jeremy Kraus
Chairman and Chief Executive Officer

August 14, 2002

/S/ SAMUEL COHEN
----------------
Samuel Cohen
Director and President
(chief financial and accounting officer)

August 14, 2002

/S/ GARRETT MILLER
-------------------
Garrett Miller
Director and Vice President

August 14, 2002

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


           Index of exhibits required by Item 601 of Regulation S-B:

           2.1 Merger Agreement dated as of March 21, 2001 between Valesc Inc. and NetCentral Capital Fund, Inc. (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

           2.2 Share Purchase Agreement dated December 3, 2001 between Valesc Inc., SMT Enterprises Corporation and OJI Surgical, Inc. for the acquisition of OJI by Valesc (filed as part of our Form 8-K filed on December 21, 2001 and incorporated herein by reference);

           2.3 Merger Agreement dated May 20, 2002 between Valesc Inc. and Atlas Holdings Inc. (filed as part of our Form 8-K filed on May 22, 2002 and incorporated herein by reference);

           3.1 Amended and Restated Certificate of Incorporation (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

           3.2 Amended and Restated By-Laws (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

           4.1 Specimen Certificate for Common Stock (filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);

           10.1 2001 Stock Option Plan (filed as part of our Form S-8 filed April 6, 2001 and incorporated herein by reference);

           10.2 Amended and Restated Employment Agreement between Valesc Inc. and Jeremy Kraus dated January 1, 2002(filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);


           10.3 Amended and Restated Employment Agreement between Valesc Inc. and Samuel Cohen dated January 1, 2002 (filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);


           10.4 Amended and Restated Employment Agreement between Valesc Inc. and Garrett Miller dated January 1, 2002(filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);


           10.5 Amended and Restated Employment Agreement between OJI Surgical, Inc. and Harry Kraus dated January 1, 2002 (filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);


           10.6 Manufacturer's Representative Agreement dated June 1, 1996, as amended, between OJI Surgical, Inc., and Acumed, Inc. (filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);


           10.7 Sales Representative Agreement dated July 1, 2000, between Harry Kraus, as representative, and Smith & Nephew, Inc. (filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);

           10.8 Sales Representative Agreement dated July 2, 2000, between Harry Kraus, as representative, and Smith & Nephew Orthopaedics; (filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);

           10.9 Sales Representation Agreement dated March 1, 2002 between OJI Surgical, Inc./Harry Kraus and Hand Innovations, Inc. (filed as part of our Form 10-QSB filed on May 15, 2002 and incorporated herein by reference);

           10.10 Lease dated as of February 13, 2002 between Harry Kraus and OJI Surgical, Inc., and American Property Management Corp. (filed as part of our Form 10-QSB filed on May 15, 2002 and incorporated herein by reference);

           10.11 Second Amended Commitment Warrant to Purchase Common Stock between Valesc Inc. and Swartz Private Equity, L.L.C. with an issue date of May 21, 2002 (filed as part of our Form SB-2 filed on May 24, 2002 and incorporated herein by reference);

           10.12 Shareholders Agreement dated May 21, 2002 by and among Valesc Inc., Harry Kraus, Edward Kraus, Jeremy Kraus, Garrett Miller and Samuel Cohen (filed as part of our Form SB-2 filed on May 24, 2002 and incorporated herein by reference);

           10.13 Termination Agreement dated May 21, 2002 by and between Valesc Inc. and Swartz Private Equity, LLC (filed as part of our Form SB-2 filed on May 24, 2002 and incorporated herein by reference);

           99.1 Certification of Chief Executive Officer and Chief Financial Officer regarding periodic report.