Form 10QSB
period 2002-09-30
VALESC INC
filed 2002-11-20
CIK 1119690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002

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

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,948,301 shares of common stock issued and outstanding as of November 19, 2002.

         Transitional Small Business Disclosure Format (check one);
         Yes [ ]  No  [X]

                                   Valesc Inc.

                                      INDEX

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                             Page

            Consolidated Balance Sheet                                       3

            Consolidated Statements of Operations                            4

            Consolidated Statement of Stockholders' Deficit                  5

            Consolidated Statements of Cash Flows                            6

            Notes to Consolidated Financial Statements                       7

  Item 2. Management's Discussion and Analysis or Plan of Operation         15

  Item 3. Controls and Procedures                                           16


PART II - OTHER INFORMATION

  Item 2.  Changes in Securities                                            17

  Item 6.  Exhibits and Reports on Form 8-K                                 19

             Signatures                                                     20

             Certifications under Section 302 of the Sarbanes-Oxley
               Act of 2002                                                  21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           Valesc Inc. and Subsidiary

                     CONSOLIDATED BALANCE SHEET (unaudited)

                               September 30, 2002


ASSETS

Current Assets

Cash                                                               $  27,090
Accounts Receivable                                                   13,001
Prepaid Expenses                                                       2,688
                                                                   ---------

Total Current Assets                                               $  42,779

Property and equipment - net                                           5,428
                                                                   ---------

Total Assets                                                       $  48,207
                                                                   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts Payable                                                   $ 397,135
Current maturities of notes payable, net of debt discount
  of $10,461                                                         132,039
Accrued interest payable                                              23,906
Accrued expenses and other current liabilities                       232,945
Officers' salaries payable                                           176,805
                                                                   ---------

Total Current Liabilities                                            962,830

Notes Payable - long term, net of debt discount of $4,520             10,480
                                                                   ---------
Total Liabilities                                                    973,310

Potentially refundable common stock                                   40,000

Commitments and contingencies                                           --

Stockholders' Deficit
Preferred stock; $.0001 par value;
  20,000,000 shares authorized,
  none issued and outstanding                                           --
Common stock, $.0001 par value;
  100,000,000 shares authorized;
  10,864,705 shares issued and outstanding
  as of September 30, 2002                                               171
Additional paid-in capital                                           341,249
Accumulated deficit                                               (1,306,523)
                                                                   ---------

Total Stockholders' Deficit                                         (965,103)
                                                                   ---------

Total liabilities and stockholders' deficit                        $  48,207
                                                                   =========


SEE NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                           Valesc Inc. and Subsidiary

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Nine Months Ended September 30,  Three Months Ended September 30,
                                                          2002          2001              2002             2001
                                                       -----------   ------------      -----------      ---------
Commission Income                                      $    169,134    $    202,665   $     59,954    $     43,395

Selling, general and administrative expenses                667,486         177,467        249,049          72,079
                                                       ------------    ------------   ------------    ------------

Income (Loss) from Operations                              (498,352)         25,198       (189,095)        (28,684)

Interest Expense                                             92,646           5,380         36,209           5,227
                                                       ------------    ------------   ------------    ------------

NET INCOME (LOSS)                                      $   (590,997)   $     19,818       (225,303)        (33,911)
                                                       ============    ============   ============    ============

Basic income (loss) per shares                         $       (.06)   $        .00   $       (.02)   $        .00
                                                       ------------    ------------   ------------    ------------

Diluted income (loss) per share                        $       (.06)   $        .00   $       (.02)   $        .00
                                                       ============    ============   ============    ============

Weighted average shares outstanding used in
  Computing basic income (loss) per common share
  (as adjusted for stock split and effect of merger)     10,266,165       9,708,548     10,477,619       9,708,548

Weighted average shares outstanding used in
  Computing diluted income (loss) per common share
  (as adjusted for stock split and effect of merger)     10,266,165      10,364,839     10,477,619      10,511,350


SEE NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

NOTE: THE AMOUNTS FOR 2001 INCLUDE ONLY THE RESULTS OF OJI SURGICAL INC., THE ACCOUNTING ACQUIROR, PURSUANT TO THE DECEMBER 17, 2001 MERGER WITH VALESC INC.



                                                         Valesc Inc. and Subsidiary

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)

                                                For the nine months ended September 30, 2002

                                --------------------------- -- ----------------- ----------------- ------------------
                                       Common Stock
                                   Number of       Value         Additional      Accumulated      Total Shareholders'
                                    Shares                    Paid-in Capital       Deficit        Equity (Deficit)
                                ---------------- ----------- ------------------- ----------      --------------------
Balance December 31, 2001           9,708,548          $ 56      $        --    $  (715,526)          $ (715,470)

Issuance of shares to Century         500,000            50          149,950             --              150,000
     Goal Holdings, Ltd.

Issuance of shares of Common
     Stock                            193,750            19           37,481             --               37,500

  Issuance of warrants for               --              --            6,800             --                6,800
      services rendered

Issuance of shares of Common
     Stock for services rendered      100,000            10           49,990             --               50,000

Issuance of shares of Common
     Stock for the cancellation
     of notes payable and interest    362,407            36           97,028             --               97,064

Net Loss - Nine Months Ended
      September 30, 2002                   --            --               --       (590,997)            (590,997)
                                   ----------   -----------      -----------    -----------           ----------
Balance September 30, 2002         10,864,705         $ 171      $   341,249    $(1,306,523)          $ (965,103)
                                  ===========   ===========      ===========    ============          ===========



SEE NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                                     Valesc Inc. and Subsidiary

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   Nine Months Ended September 30

                                                                        2002                2001
Cash flows from operating activities
     Net income (loss)                                               $(590,997)           $19,818
     Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
        operating activities
             Depreciation and amortization                              34,528              5,618
             Issuance of warrants                                        6,800                 --
             Stock based compensation                                   50,000                 --
             Noncash interest accretion                                 67,084                 --
             Changes in assets and liabilities
                    Accounts receivable                                  7,559              6,778
                    Prepaid expenses                                    (2,688)             1,141
                    Accounts payable                                    60,550             (7,976)
                    Accrued expenses and other current liabilities       4,029                 --
                    Accrued officers' salaries                          71,287                 --
                    Accrued interest payable                            23,764                 --
                                                                     ---------           --------

Net cash provided by (used in) operating activities                   (268,084)            25,379

Cash flows from investing activities
     Purchase of equipment                                              (1,137)            (3,386)
                                                                     ---------           --------

Net cash used in investing activities                                   (1,137)            (3,386)

Cash flows from financing activities
Issuance of common stock                                               187,500                 --
Issuance of notes payable                                               42,500             (8,623)
Proceeds from potentially refundable common stock                       40,000                 --
                                                                     ---------            -------

Net cash provided by (used in) financing activities                    270,000             (8,623)

Net increase in cash                                                       779             13,370

Cash at beginning of period                                             26,311              1,680
                                                                     ---------            -------

Cash at end of period                                                $  27,090             15,050
                                                                     =========            =======

Supplemental disclosures of cash flow information:

Cash paid during the period for interest                             $    --              $   168
                                                                     =========            =======


SEE NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2002 THE COMPANY CONVERTED CERTAIN NOTES PAYABLE ($83,000 IN PRINCIPAL) TO COMMON STOCK.

                           VALESC INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 Three and Nine Months Ended September 30, 2002

NOTE A - DESCRIPTION OF BUSINESS AND FORMATION OF COMPANY

The accompanying consolidated financial statements of Valesc Inc. and Subsidiary the "Company" present the accounts of OJI Surgical, Inc. for the three and nine months ended September 30, 2001 and 2002 and the effect of the acquisition (for accounting purposes -- see Note A-3) of Valesc Inc. on December 17, 2001.

The Company's Registration Statement on Form SB-2 was declared "effective" by the Securities and Exchange Commission on August 7, 2002.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary to make the financial statements not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for a full year.

1. DESCRIPTION OF BUSINESS ENTITIES

Valesc Inc., a New Jersey corporation ("Valesc NJ") was incorporated on October 24, 2000, and at the date of inception was owned 100% by Atlas Holdings Inc. Atlas Holdings was owned 50% by Jeremy Kraus, the Company's Chairman and Chief Executive Officer, 25% by Samuel Cohen, the Company's President and Director and, 12.5% by Garrett Miller, the Company's Vice President and Director. On March 21, 2001, Valesc NJ executed a 2:1 stock split.

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

Under generally accepted accounting principles, the Merger is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Valesc NJ for the net monetary assets of NetCentral, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements of the "legal acquirer" (NetCentral) are those of the "accounting acquirer" (Valesc NJ). Earnings (loss) per share ("EPS") are calculated to reflect the Company's change in capital structure for all periods presented. Costs associated with merger were expensed as incurred, by Valesc NJ.

3. DESCRIPTION OF MERGER BETWEEN VALESC AND OJI SURGICAL

On December 17, 2001 SMT Enterprises Corporation ("SMT") sold OJI to Valesc Inc., a Delaware corporation. Valesc Inc. received 100% of the outstanding stock of OJI in exchange for 266,000 shares of its common stock. The Chief Executive of Valesc Inc. is Jeremy Kraus, a board member of SMT at the time as well as the son of SMT's President and the nephew of the Company's President. In addition, Samuel Cohen was a member of the board of both SMT and Valesc at the time, and serves as the President of Valesc. Several members of the Kraus family are investors in Valesc. Valesc and its wholly-owned subsidiary, OJI Surgical, Inc. are hereafter referred to as "the Company."

Under generally accepted accounting principles, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by OJI for the net monetary assets of Valesc, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements of the "legal acquirer" (Valesc) are those of the "accounting acquirer" (OJI).

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

Under generally accepted accounting principles, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by OJI for the net monetary assets of SMT, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the comparative historical financial statements of the "legal acquirer" (SMT) are those of the "accounting acquirer" (OJI). Costs associated with merger were expensed as incurred.

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

NOTE B - LIQUIDITY AND GOING CONCERN

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. No adjustment has been made for this uncertainty. The Company has invested a significant amount of its effort and cash in the development of its business plan. As of September 30, 2002, the Company has a stockholders' deficit of approximately $965,000. For the period ended September 30, 2002, the Company had net losses of approximately $591,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions, and to cover the overhead costs associated with Valesc. Operating losses are expected to continue in 2002. The Company may also be required to return $40,000 raised from investors in 2002 - See Note E-1.

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

Management's plans with respect to its liquidity issues include the following:

o The Company recently began trading on the Over-the-Counter Bulletin Board, a change that management believes will increase investor interest in the Company
o Raise additional funding through the sale of debt and equity instruments to fund activities.
o From October 1 through November 14, 2002, the Company received proceeds from the issuance of common stock and notes of $12,500.

To date, the Company has supported its activities through debt and equity investments. Management plans to continue to seek the funding required to finance operations as the Company commences its business plan and expansion plan. Failure to find additional financing, create a public market for its stock, and execute its expansion plan, could negatively impact the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - PRO FORMA STATEMENT OF OPERATIONS

The following Pro Forma income statement has been prepared based upon the historical unaudited financial statements of Valesc Inc. and OJI Surgical, Inc. period ended September 30, 2001 and gives effect to the merger of the two companies, showing OJI as the "accounting acquirer" as if the merger occurred on January 1, 2001. The equity accounts of the combined entities have been presented to reflect the share structure of the legal acquirer -- Valesc Inc.

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


                                   (Unaudited)
                         Nine Months Ended September 30,

                                                         2001
                                                        ------

            Commission income                          $202,665
                                                       --------
            Operating expenses
               Merger expense                            75,000
               Equity-based compensation expense        140,830
            Selling, general and administrative
                    expense                             789,641
                                                      ---------
            Total expenses                            1,005,474
                                                      ---------
            Loss from operations                       (802,806)

               Interest expense                          32,728

               Income tax expense                         5,380
                                                      ---------
            Net loss                                   (840,914)
                                                       ========
            Net loss per common share - basic
                and diluted                               $(.09)

            Weighted average shares outstanding       9,356,599


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin. Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs. Product returns by our customers are rare due to the specialized nature of the product, and therefore, we have concluded that no material allowance for refundable commission income on returned products is necessary at September 30, 2002 and September 30, 2001. Our revenues from product sales and service income are derived from the sale of new products distributed by us, and the refurbishment of used products. Revenue is recognized as products are delivered to our customers. As of the end of the nine months ended

September 30, 2001 and during 2002 we were not distributing any new or refurbished products.

2. EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The amount of options or warrants not considered in the loss per share calculation because their effect was antidilutive was 600,000 and 1,619,000 for the three months ended September 30, 2001 and 2002, respectively. The diluted earnings per share for the nine months ended September 30, 2002 does not include the effect of 1,619,000 potentially dilutive securities, respectively.

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

4. LONG-LIVED ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No impairment losses were recorded during each of the operating periods being reported thereon.

5. STOCK-BASED COMPENSATION

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective September 1, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

o effective September 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

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

During June 2002, the Company sold 62,500 shares of common stock to Brian Kraus and 37,500 shares to Mark Walsh in sales intended to qualify for the private placement exemption provided under Section 4(2) of the Securities Act. In response to the due diligence requests of Mr. Kraus and Mr. Walsh prior to the sales, the Company provided them with copies of our registration statement on Form SB-2 currently on file with the Commission, but not yet effective, and available publicly on the Commission's EDGAR database. By providing copies of the Form SB-2, the Company may have engaged in a "general solicitation" invalidating the Section 4(2) exemption from registration. Without the Section 4(2) exemption, the sales of shares to Mr. Kraus and Mr. Walsh would have violated Section 5 of the Securities Act, in which case the Company could be liable to Mr. Kraus and Mr. Walsh under Section 12(a) (1) of the Securities Act for the amount of the proceeds ($40,000) plus interest during the one year period following the sales. If the Company is forced to repay these proceeds, it would impact our cash flow and could cause us to have insufficient working capital.

During the third quarter of 2002, the Company sold 6,250 shares of common stock to Norman Slackman for $2,500. Proceeds were used for working capital purposes.

2. WARRANTS

From January 1, 2001 through December 31, 2001, an aggregate of 454,000 warrants were issued by Valesc in connection with the notes payable with a face value of $198,000. Proceeds of approximately $128,000 were allocated to these warrants. The assumptions used in determining the warrant valuation using the Black-Scholes option pricing model are risk-free interest rate (4.72% and 2.12%), volatility factor (45%), fair value ($0.33) and term of warrants (1 -
2.5 years). Further, for purposes of this calculation the Company assumed the maximum number of warrants would be issued or exercised at the lowest price indicated in the terms of the warrant agreement. The terms of these warrants are summarized as follows:

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

$142,500 in 2003 and
$ 15,000 in 2004

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

NOTE H - COMMITMENTS AND CONTINGENCIES

1. LEASES

Valesc leased office space under an operating lease that expired in June 2001. The Company did not lease any office space at December 31, 2001. The Company's OJI subsidiary entered into a lease agreement beginning March 1, 2002 which has a monthly rent expense of $880.

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

NOTE I - SUBSEQUENT EVENTS

On October 20, 2002 the Company sold 20,000 shares of common stock for $10,000.

On October 22, 2002 an investor converted his convertible debenture of $15,000 plus accrued interest into 25,418 shares of common stock

On November 1, 2002 an investor converted his convertible debenture of $15,000 plus accrued interest into 38,178 shares of common stock.

On November 7, 2002 the company announced a letter of intent to acquire Morris Medical for 650,000 shares of Valesc common stock. Morris Medical is also in the field of medical device sales and generates revenues of approximately $500,000 per year from sales territories primarily in Texas.

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

REVENUE

Revenues generated amounted to $43,395 for the quarter ended September 30, 2001 and $59,954 for the quarter ended September 30, 2002. The increase can largely be attributed to the Company's change of product lines it is representing, as well as an increase in sales personnel. The Company's new lines, Ascension and Hand Innovations, have begun to generate revenues for the Company. In addition, the Company added a second sales person during the period. The decline during the nine month comparative periods from $202,665 during the period ending September 30, 2001 to $169,134 during the current period are attributable to the building of new product lines, as well as other factors. Approximately one-half of the decline was the result of less commission income, principally due to our sales force having been reduced to one person for most of the current nine month period and the time required to build our new product lines, thus resulting in lesser marketing, solicitation of customers and potential customers and reduced sales of the products we represent. Approximately one-half of the decline in revenues resulted primarily from our decision to cease providing complementary reconditioning and repair service for our products and the products of our competitors, and the attendant reduction in sales staff associated with this elimination of services. These services became less attractive because of increased competition that resulted in an increasing administrative burden associated with processing transactions for a broader range of products. We may re-enter this complementary service offering in the future, but currently have no plans to do so. We did not separately track revenues and costs relating to this service offering to our customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our operating expenses increased from $72,079 for the quarter ended September 30, 2001 to $249,049 for the quarter ended September 30, 2002. Similarly, operating expenses increased from $177,467 during the nine months ended September 30, 2001 to $667,486 in the current period. These increases were primarily a result of the additional burden of the activities of Valesc Inc. after the merger as well as the commencement of our expansion plan. Selling, General and Administrative expenses for the OJI business remained relatively consistent for both periods. These Valesc Inc. and expansion plan activities included: expenses associated with our reporting obligations under the Securities Exchange Act of 1934, filings with the Securities and Exchange Commission pursuant to the Registration Statement declared effective on August, 8, 2002, OJI's rental of new office space and hiring of a new administrative staff person, and OJI's travel and other costs associated with seeking additional product lines and sales people.

INTEREST EXPENSE

Interest on the notes payable are reflected in the financial statements of the "accounting acquirer" since December 17, 2001.

NET INCOME (LOSS)

Our reported net loss of ($33,911) for the quarter ended September 30, 2001 as compared to net loss of ($225,303) for the quarter ended September 30, 2002, is primarily as a result of the inclusion of Valesc Inc.'s net losses in the current periods and the commencement of our expansion plan. Our reported loss of ($590,997) compared to a net income of $19,818 is attributed to the same factors.

SIGNIFICANT COMMITMENTS OF THE COMBINED ENTITY

We have no significant financial commitments beyond customary payables and employment contracts. $132,039 of our debt is categorized as short-term as of September 30, 2002, however, we plan to request extensions of the maturity dates for much of this debt and believe that our requests will be granted.

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

VALUATION OF OPTIONS AND WARRANTS

The Company has issued substantial amounts of warrants to purchase common stock in connection with financing activities and as payment for services and other items. We recorded the cost attributable to those issues on the basis of the Black-Scholes option valuation model. The use of this model requires some highly subjective assumptions including expected stock price volatility. The lack of comparable companies in the public markets and our limited market experience tend to make those assumptions even more subjective.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE COMBINED ENTITY

As of September 30, 2002, we had cash and cash equivalents of approximately $27,000, negative working capital of approximately $920,000 and a stockholder's deficit of approximately $965,000. We have no credit or financing facility in place at the present time. Valesc Inc. received approximately $270,000 during the nine months ended September 30, 2002 from private placements of equity and debt. Cash used in operating activities of Valesc Inc. was approximately $268,000 during the period ended September 30, 2002. The consolidated financial statements indicate that the profitability and operating contribution of OJI have not been sufficient to offset the developmental and expansion expenses reflected in the Valesc financial statements. Until we can significantly expand the business of OJI we will be unlikely to achieve profitability. As of September 30, 2002, our current assets are less than the cash requirements of the Company for three months activities. As a result of our lack of profitability, our accountants, in their report on our financial statements for the period ended December 31, 2001, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern. The time and money required before we can complete our expansion plan and implement our growth strategy cannot be estimated with precision. We expect significant expenditures associated with entering into the expansion plan, including the cost of hiring and "sponsoring" new salespeople and the cost of the upgraded software and administrative infrastructure necessary to manage them, as well as travel and other expenses associated with acquiring new product lines and territories. Our anticipated cash requirements for the next twelve months are approximately $550,000, which includes $250,000 to fund the expansion plan and an expected cash-flow deficit from regular operations of $300,000. Because we do not expect the expansion plan to begin contributing significantly to revenue during the next twelve months, we anticipate a negative cash-flow from regular operations similar to the previous year. The Company has commitments under employment agreements with each of its three executive officers. Additionally, the Company has lease commitments totaling approximately $32,000 through March 31, 2005.

   ITEM 3.  CONTROLS AND PROCEDURES.

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, our Chief Executive Officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II -- OTHER INFORMATION


   ITEM 2. CHANGES IN SECURITIES.

       On August 1, 2002, we sold 6,250 shares of common stock to a qualified investor, namely Norman Slackman, at $.40 per share, or an aggregate of $2,500, and issued him an option expiring on July 1, 2005 to purchase up to 6,250 shares of common stock. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Norman Slackman is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 4, 2002, we sold a convertible debenture in the principal amount of $15,000 to a qualified investor, namely David Baskin, pursuant to the terms of a Debenture Purchase Agreement. The convertible debenture will pay interest at the rate of 10% per annum, with principal and interest due on August 31, 2003, and is convertible into shares of our common stock at $.40 per share, and is personally guaranteed by each of the Company's executive officers, namely Jeremy Kraus, Samuel Cohen and Garrett Miller. The sale of the debenture was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that David Baskin is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 9, 2002, we sold a convertible debenture in the principal amount of $15,000 to a qualified investor, namely Robert Scheinberg, pursuant to the terms of a Debenture Purchase Agreement. The convertible debenture will pay interest at the rate of 10% per annum, with principal and interest due on September 30, 2003, and is convertible into shares of our common stock at $.60 per share. The sale of the debenture was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Robert Scheinberg is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 18, 2002, we sold 35,298 shares of common stock to a qualified investor, namely Edward Kraus, at $.50 per share, or an aggregate of $17,649.15, in connection with the cancellation of a previous loan from the investor to the Company. The sale of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 18, 2002, we sold 62,508 shares of common stock to a qualified investor, namely Harry Kraus, at $.50 per share, or an aggregate of $31,254.25, in connection with the cancellation of previous loans from the investor to the Company. The sale of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 18, 2002, we sold 46,656 shares of common stock to a qualified investor, namely Milton and Golda Toorans, at $.50 per share, or an aggregate of $23,827.95, in connection with the cancellation of a previous loan from the investor to the Company. The sale of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 18, 2002, we sold 3,944 shares of common stock to a qualified investor, namely Wetlands Mitigation Services, LLC, at $.50 per share, or an aggregate of $1,971.92, in connection with the cancellation of a previous loan from the investor to the Company. The sale of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 23, 2002, we issued an aggregate of 100,000 shares of common stock to the qualified designees of Vfinance Investments, Inc., a financial services company that provides investment banking and brokerage services, as compensation for financial services to be provided by Vfinance to us. At the direction of Vfinance, we issued common stock directly to each of the following qualified investors: Joyce and Marc Siegel - 5,000 shares; Ilene Mirman 45,000 shares; Phil Smolowitz - 7,500 shares; David Rich - 1,500 shares; Matt Tugwell - 3,500 shares; and Jonathan Rich - 12,500 shares (together, the "Qualified Investors"). The issuance of the shares to the Qualified Investors was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that each of the Qualified Investors is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the investor or available to the investor prior to the transaction.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Exhibit Index on page 23.

     (b) Reports on Form 8-K: The Company filed a report on Form 8-K dated September 24, 2002 reporting Item 5.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2002

                                  Valesc Inc.
                                  (Registrant)

                                   By: /s/ Samuel Cohen
                                       -----------------------------
                                       Samuel Cohen
                                       President

                                  CERTIFICATION

I, Jeremy Kraus, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Valesc Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002                 /s/ Jeremy Kraus
                                        ------------------------
                                        Jeremy Kraus
                                        Chief Executive Officer

                                  CERTIFICATION

I, Samuel Cohen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Valesc Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 20, 2002              /s/ Samuel Cohen
                                     ------------------------
                                     Samuel Cohen
                                     President and Principal Financial Officer

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

10.1 2001 Stock Option Plan (filed as part of our Form S-8 filed April 6, 2001 and incorporated herein by reference);

10.2 Amended and Restated Employment Agreement between Valesc Inc. and Jeremy Kraus dated January 1, 2002 (filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);

10.3 Amended and Restated Employment Agreement between Valesc Inc. and Samuel Cohen dated January 1, 2002 (filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);

10.4 Amended and Restated Employment Agreement between Valesc Inc. and Garrett Miller dated January 1, 2002 (filed as part of our Form SB-2 filed on June 27, 2002 and incorporated herein by reference);

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

10.14 Shareholders Agreement dated September 18, 2002 by and among Valesc Inc., Harry Kraus, Edward Kraus and Milton and Golda Toorans;

10.15 Addendum to Shareholders Agreement dated September 18, 2002 amending Shareholders Agreement dated May 21, 2002 by and among Valesc Inc.,
       Harry Kraus, Edward Kraus, Jeremy Kraus, Garrett Miller and Samuel Cohen;

99.1   Certification of Chief Executive Officer regarding periodic report.

99.2   Certification of Principal Financial Officer regarding periodic report.