Form 10KSB
period 2002-12-31
VALESC INC
filed 2003-04-15
CIK 1119690

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF

            For the fiscal year ended December 31, 2002

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


            16200 Addison Road, Suite 190, Addison, Texas 75001
           (Address of principal executive offices) (Zip Code)

Issuer's Telephone Number: (972) 931-1989

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

         Common Stock                               None
     par value $.0001 per share              (Name of Exchange on
         (Title of Class)                      which Registered)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Registrant's revenues for the fiscal year ended December 31, 2002 totaled $255,627.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $9,588,945 as of March 31, 2003 (based upon the last reported sale price of the common stock at that date as reported by the OTC Bulletin Board System).

         As of March 31, 2003, the registrant had 12,785,260 shares of common stock outstanding.

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

                                TABLE OF CONTENTS
                                                                         Page
                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS                                      4
ITEM 2.           DESCRIPTION OF PROPERTY                                      8
ITEM 3.           LEGAL PROCEEDINGS                                            9
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                             9

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS                                          9
ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         18
ITEM 7.           FINANCIAL STATEMENTS                               F-1 TO F-23
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                        21

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT                           22
ITEM 10.          EXECUTIVE COMPENSATION                                      24
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS        27
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                                27
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K                            30
ITEM 14.          CONTROLS AND PROCEDURES                                     30
SIGNATURES                                                                    31
CERTIFICATIONS                                                                32
EXHIBIT INDEX                                                                 34

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically our history of losses, doubt about our ability to continue as a "going concern", our dependence on relationships with a limited number of suppliers, our difficultly attracting experienced salespersons, changing technology in the markets for our products, potential product liability claims against us, changes in laws and regulations affecting the healthcare industry, our limited geographical area, inability to compete successfully, our dependence on key personnel, our dependence on financing, limited trading market for our stock, control of the Company by the executive shareholders, dilution of shares due to outstanding options and warrants, non-payment of dividends, and those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

HISTORICAL BACKGROUND

Valesc Inc. ("Valesc", the "Company", "us" or "we") was incorporated on June 2, 2000 in the State of Delaware under the name NetCentral Capital Fund, Inc. We were formed as a development stage company for the specific purpose of becoming a reporting company with a class of registered securities to enable us to be in a better position to seek suitable acquisitions. On September 5, 2000, we filed a Form 10-SB General Form for Registration of Securities of Small Business Issuers. We had no operations prior to the acquisition of OJI Surgical, Inc., in December 2001. William Tay was the sole director, officer and shareholder of NetCentral.

On March 22, 2001 we acquired Valesc Inc., a New Jersey corporation ("Valesc NJ") for 8,964,008 shares of common stock, which we exchanged on a 1-for-1 basis with Valesc NJ stock. In anticipation of the acquisition, we executed a 1-for-18.04 reverse stock split that left us with 277,237 shares outstanding, and Valesc NJ executed a 2-for-1 stock split. As a result of the merger, Atlas Holdings Inc., the controlling shareholder of Valesc NJ, owned 8,458,008 or approximately 80% of our common stock at that time. Atlas Holdings was owned 50% by Jeremy Kraus, our Chairman and Chief Executive Officer, 25% by Samuel Cohen, our President and Director, and 12.5% by Garrett Miller, our Director and former Vice President.

In connection with a simultaneous change of management upon consummation of the merger, we changed our name to Valesc Inc. The basis for our name is the Latin word VALESCO which means to grow strong.

On March 22, 2001, William Tay resigned as an officer and director. Our current directors are Jeremy Kraus, Samuel Cohen and Garrett Miller.

On December 17, 2001, we acquired 100% of the capital stock of OJI Surgical, Inc., an Oregon corporation ("OJI"), from SMT Enterprises Corporation ("SMT"), in exchange for 266,000 shares of our common stock. OJI has been in business since 1988 and is now a wholly-owned subsidiary of Valesc. The purchase price was determined based upon a multiple of OJI's previous years' gross profits.

OJI is operated by Harry Kraus, who serves as the sole director and President. Harry Kraus is the uncle of Jeremy Kraus, our Chief Executive Officer and director, and was also the owner of 31% of the outstanding capital stock of SMT at the time of the acquisition.

Two of our executive officers, Jeremy Kraus and Samuel Cohen, who are also shareholders and serve as directors, were shareholders and served as directors of SMT until their resignation on May 17, 2002. As interested directors, Mr. Kraus and Mr. Cohen abstained from voting to authorize the acquisition of OJI on behalf of us and SMT.

On May 20, 2002, Atlas Holdings Inc., the holder of 82.8% of our stock on such date, which had no business or assets and served only as a holding company, was merged into us. Pursuant to the merger (a) each issued and outstanding share of the stock of Atlas was exchanged for 986.12568 shares of our common stock, for a total of 8,458,000 shares of our common stock to the Atlas shareholders, and (b) 8,458,000 shares of our common stock owned by Atlas prior to the merger were cancelled. Jeremy Kraus, our Chairman and Chief Executive Officer, Garrett Miller, our Director and former Vice President, Samuel Cohen, our President and Director, and Harry Kraus, the President of our subsidiary, OJI Surgical, Inc. and a former Director, owned 41%, 25%, 25% and 2%, respectively, of Atlas before the merger. As a result of the merger, they beneficially owned 34%, 21%, 21% and 2%, respectively, of our common stock. Each of the foregoing officers and Edward Kraus, who now owns 4.5% of our common stock, executed a shareholders agreement prohibiting transfers of shares except in limited amounts. The agreement also provides a right of first refusal in favor of the Company to purchase shares proposed to be transferred, which right is assignable to the other parties to the agreement at the discretion of the Company.

On June 19, 2002, Harry Kraus was appointed as a director of Valesc. On September 23, 2002, Harry Kraus resigned as a director.

Our common stock was cleared by the National Association of Securities Dealers, Inc. for an unpriced quotation in the over-the-counter Bulletin Board and began trading on October 8, 2002 under the symbol "VLES".

On December 15, 2002, we purchased 100% of the capital stock of Morris Medical, Inc. d/b/a Medex, Inc., a Texas company ("Medex"), from Medex's parent, SMT Enterprises Corporation, in exchange for 650,000 shares of our common stock. The purchase price was determined based upon a multiple of Medex's previous years' gross profits.

Medex is operated by Edward Kraus, who serves as a director and as President. Joanne Kraus serves as a director and as Secretary of Medex. Edward and Joanne Kraus are the parents of Jeremy Kraus, our Chief Executive Officer.

Edward Kraus was also the President of SMT and a director and owner of 29% of the outstanding capital stock of SMT. Robert Kraus, who was a director of SMT and owner of 22.5% of the outstanding capital stock of SMT, is the uncle of Jeremy Kraus. As a result of the acquisition, Edward Kraus and Robert Kraus now own 4.5% and 2.7%, respectively, of our common stock.

On March 19, 2003, Garrett Miller resigned as our Secretary and was replaced by Samuel Cohen, and on March 24, 2003 Garrett Miller resigned as our Vice President.

BUSINESS

           We are a holding company for contract sales organizations in the orthopedic care and surgical products area. These products include orthopedic implants, bio-absorbable screws, braces and other implements used in orthopedic surgeries and post-surgical care and rehabilitation. Generally, our subsidiaries sell products directly to either the surgical practice performing the procedure or the affiliated hospital or surgery center where the procedure is performed. We do not manufacture any of the products we sell, but earn revenues through commission agreements with the manufacturers we represent. Our subsidiaries currently sell a variety of implements and tools utilized during surgical procedures, as well as artificial joints and other implants. Each of our subsidiaries represent several different manufacturers who do not compete with one another under exclusive contracts covering defined territories. Principally, our Medex subsidiary maintains sales territories in North Texas and our OJI Surgical subsidiary represents products in Oregon. Manufacturers generally pay us a fixed commission ranging from 12% to 25% of the sales price of goods sold.

           SALES REPRESENTATION ARRANGEMENTS. We do not carry any inventory and do not take ownership of the products we sell when acting as a sales representative. Some of the products we sell are shipped directly to customers by the manufacturer. In this case our role is solely as a sales representative and we do not take part in the physical distribution of the product. In cases where we are responsible for physical distribution, we do not take ownership of the product or hold it in inventory, but merely accept delivery from the manufacturer and then make local delivery of the product to the customer. In these cases we serve as both a sales representative and as a logistical conduit for the products, with responsibility for the proper handling and short-term storage. We do not generally receive additional compensation for these services.

           Most of our representation agreements have a one-year term and are automatically renewable, although the agreements may be canceled by either party without cause upon prior notice. Two of our sales representation agreements with Smith & Nephew, which is one of our primary suppliers, were entered into by Harry Kraus personally rather than by OJI Surgical. Furthermore, these agreements contain provisions that could be deemed to have resulted in a technical default upon the transfer of OJI's shares to Valesc in the OJI acquisition. These agreements are terminable at will, upon notice, by either party, and we do not expect any impairment of our relationship with Smith & Nephew as a result of the foregoing or any material changes to the agreements. Previously, both our Medex and OJI Surgical subsidiaries also served as distributors of certain orthopedic products, whereby we earned revenues on the sale of products. We took ownership of such products but generally did not carry inventories.

           Sales of products from our primary suppliers, Acumed, Inc. and Smith & Nephew, provided approximately 48% and 39%, respectively, of our total revenue for the year ended December 31, 2002.

           DISTRIBUTION ARRANGEMENTS. Throughout the next year, we expect to begin carrying new product lines of medical devices similar to the products we currently distribute but produced by different manufacturers. Some of these new product lines may be different types of products that are utilized by the same types of customers we already service. Among these new products is the semi-reusable product line manufactured by BioAccess, which includes hand-held power tools for orthopedic and oncological uses. We entered into an exclusive distribution agreement with BioAccess in December 2002 and expect to receive our first shipment of goods for sale during the second quarter of 2003. Unlike our sales representation arrangements, we will carry inventory and take ownership of the products we sell when acting as a distributor. This will result in a significantly higher sales and cost of goods sold for us for these product lines. However, we expect the gross margins on our distribution arrangements and sales representative arrangements, relative to the total goods sold to customers, to be similar. For example, the BioAccess distribution agreement guarantees us a gross margin of 25%. We expect the structure and terms of our distribution agreements with other new product lines to be similar to our agreement with BioAccess.

           During the next year, we intend to devote our time and resources to the growth of our medical device sales subsidiaries. We currently sell a variety of medical products, including replacement joints and surgical implements and tools, for use in the orthopedic care and surgical area. We intend to expand our sales of these products in two ways: (i) the addition of sales personnel to increase penetration in market areas already covered and to expand our geographic coverage, and (ii) the addition of new product lines for sales in these areas.

           In the initial phase of our expansion plan over the next six to twelve months, we hope to increase our market penetration in areas we already service and to add new sales personnel to expand our geographic coverage. This additional coverage would initially focus on the Oregon and Texas territories our subsidiaries already service. In the second phase of our expansion plan over the subsequent six to twelve month period, we will be focusing on the addition of new territories.

           We expect to incur significant expenses for hiring additional salespeople. In addition to normal hiring costs, manufacturers' representatives like our subsidiaries generally "sponsor" new salespeople for a period of up to one year during which the company subsidizes the employee's wages until they have built a sufficient customer base to support themselves solely on a commission basis. During this sponsorship period, new salespeople are often paid a base salary of $4,000 per month, leading to a total employee cost of approximately $7,000 per month including salary, payroll taxes, benefits and increased general and administrative costs associated with travel and office equipment. We expect to hire up to six additional salespeople during the next six to twelve months, each of whom will likely need to be fully sponsored for an average period of six months.

This will result in a potential expenditure of approximately $250,000 associated with the expansion of our sales force, along with additional costs that we cannot predict at this time. These expenditures will represent a substantial increase over our current costs. We cannot predict at what rate these salespeople will generate significant additional revenues to offset these costs.

            For our expansion to be successful, we will need to greatly expand our administrative capabilities. We intend to invest approximately $100,000 in the purchase, customization and installation of accounting and back-office software to enable us to manage a larger number of transactions, customers and suppliers without substantially increasing our administrative staff. Selection, set-up and implementation of this back-office software is expected to take between six to nine months, and we will need to hire at least one additional employee to perform administrative tasks. We expect these requirements to add approximately $5,000 to our monthly general and administrative costs. We also may need to rent office space sufficient to house our expanded personnel and back office system.

            We will need significant new financing in order to fund our expansion plan. The total expenses of our expansion plan as outlined above will approach $400,000 during the next twelve months. Although we expect additional costs to be offset by increased revenues, we cannot be certain whether increases in revenues will occur and whether any such increases will offset costs. We are seeking additional private financings similar in structure to those we completed in the last year, as well as a larger financing arrangement as yet undetermined, to meet our liquidity needs and fund our plans.

            We need to complete our expansion plan and achieve a substantial increase in revenues in order to become profitable. In the event we are unable to secure financing for the expansion plan, or if it is ineffective once completed, we will likely be unable to continue as a going concern.

            In addition to our internal expansion plans, we may expand through acquisitions of companies in the same or similar areas as our existing subsidiaries. On February 25, 2003 we entered into a letter of intent to acquire Dimension Distributing, Inc. ("DDI") of Arundel, Maine. This letter of intent is non-binding, and we have not yet completed final negotiations with DDI. We estimate that the acquisition of DDI would add approximately $800,000 in annual revenues to our business. This figure, however, has not been verified by our auditors.

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

            Competition within our industry is based largely on product selection and service level. Companies with a greater variety of products to sell generally possess an advantage over companies with more limited catalogues. This increases the importance of the product line expansion component of our plan, as well as the agreement with BioAccess.

            Customers also expect a very high level of service, especially in connection with scheduling and delivering products, and training for the use of new products. The planned expansion of our sales force will allow us to address these expectations and to better satisfy both our customers and suppliers.

            As a small company, we currently offer a limited product selection similar to other companies in our area. While our service level is comparable to that of our competitors, we need to expand both our product offerings and sales coverage in order to succeed. We also face competition on the supply side due to the short-term nature of our representation agreements with manufacturers. Manufacturers look for companies capable of providing the highest sales and service levels, which reinforces the competitive nature of the demand side and puts small companies such as ours at a further competitive disadvantage. Our expansion plan seeks to address these competitive disadvantages.

EMPLOYEES

We have seven full-time employees, two of whom are also our officers and directors. Harry Kraus, the President of our OJI Surgical operating subsidiary, is the uncle of our Chief Executive Officer, and Edward Kraus, the President of our Medex operating subsidiary, is the father of our Chief Executive Officer.

GOVERNMENT REGULATION

            The healthcare industry is affected by extensive government regulation at the Federal and state levels. In addition, through the Medicare, Medicaid and other programs the Federal and state governments are responsible for the payment of a substantial portion of healthcare expenditures. Changes in regulations and healthcare policy occur frequently and may impact our results, growth potential and the profitability of products we sell. Although we are not a direct provider under Medicare and Medicaid, many of our customers are providers under these programs and depend upon Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare and Medicaid regulations may adversely impact our revenues and collections indirectly by reducing the reimbursement rate received by our customers and consequently placing downward pressure on prices we charge for our products.

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

Item 2.  DESCRIPTION OF PROPERTY

            Apart from our OJI and Medex subsidiaries, we do not own or rent any significant physical properties and are currently utilizing, at no cost, office space at the offices of Medex, which we consider to be our principal executive offices.

            OJI Surgical does not own any properties. In March of 2002, OJI entered into a three-year lease for approximately 700 square feet of office space located at 1730 SW Skyline Boulevard, Portland, Oregon, for $880 per month with maximum annual increases of 5%. OJI believes that this office space is adequate for its needs at this time.

            Medex does not own any properties. In February 2003, Medex entered into a 22-month lease for approximately 1,700 square feet of office space located at 16200 Addison Road, Suite 190, Addison, Texas, for $1,500 per month. Medex believes that this office space is adequate for its needs at this time.

Item 3.  LEGAL PROCEEDINGS

            We are currently not a party to any material pending legal proceeding, nor do we know of any proceeding that any governmental authority or anyone else may be contemplating against us. One of the shareholders of a predecessor to Atlas Holdings Inc., formerly our controlling shareholder, filed a suit against its predecessor seeking more shares which, if successful, would have made him an owner of more than 10% of Atlas Holdings' stock. That case was dismissed on July 20, 2000 for failure to prosecute. Atlas Holdings advised us that it believed this suit against its predecessor was without merit and that there would be valid and meritorious defenses to such claims if the suit were refiled.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            We filed a preliminary proxy statement with the Securities and Exchange Commission on March 19, 2003, followed by a definitive proxy statement filed on March 31, 2003, to solicit proxies from holders of our common stock for use at a special meeting of stockholders on April 11, 2003. We mailed the proxy statement to stockholders on April 2, 2003. The special meeting was called to approve management's recommendation, as set forth in a Board of Directors resolution, that we change our name to "Valesc Holdings Inc." We believe the new name will benefit the shareholders by (1) better reflecting our near-term plan to become classified as a "business development company" and (2) effecting a withdrawal of the Valesc stock certificates for our common stock from the settlement system provided by The Depository Trust Company to prevent improper short selling of our common stock.

            We cannot predict whether the withdrawal of our common stock certificates from DTC will increase the market price for our stock, or prevent subsequent decreases in price. Recently, however, our management has noted that similarly situated OTCBB companies that have withdrawn from DTC have experienced an increase in the market price of their stock to the levels that were approximately in existence before naked short selling began. However, there is no assurance that this will happen to our common stock and, if it does, that our common stock will not thereafter decline.

            The market price of our common stock will ultimately be based on our performance and other factors, all of which are unrelated to the DTC trading and settlement system. Furthermore, liquidity of our common stock will be adversely affected by the lack of electronic clearing services following withdrawal from DTC.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock began trading on the OTC Bulletin Board under the symbol "VLES" on October 8, 2002. The reported high and low bid prices for the common stock are shown below for the period from October 8, 2002 through March 31, 2003. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period                                  High     Low
------                                 -----    -----
October 8, 2002 - December 31, 2002    $1.10    $0.31
January 1, 2003 - March 31, 2003       $1.20    $0.51

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

As of March 31, 2003, there was one class of common equity held by 75 holders of record, including those held in street name.

DIVIDENDS

No dividends have been declared to date. There are no restrictions which affect or are likely to affect our ability to pay dividends in the future. However, we do not expect to pay dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

            The following information on our stock option plan and individual stock compensation arrangements, including weighted average exercise prices, is presented as of March 26, 2003.

                                                                                                  Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                                   Number of securities to           Weighted-average              equity compensation
                                   be issued upon exercise           exercise price of              plans (excluding
                                   of outstanding options,         outstanding options,          securities reflected in
        Plan Category                warrants and rights            warrants and rights                column (a))
        -------------              -----------------------         --------------------          -----------------------
Equity compensation plans                      (a)                             (b)                         (c)
approved by security
holders                                      100,000                           $.40                      1,400,000

Equity compensation plans
not approved by security
holders                                    1,998,750(1)                        $.67                         N/A(1)
                                           ---------                      ---------                      ---------

Total                                      2,098,750                           $.65                      1,300,000

(1)         Comprised only of individual compensation arrangements.


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

           In connection with loans provided to us during the period from March 22, 2001 through October 2001, we issued warrants to the investors listed below for the purchase of up to 454,000 shares of common stock. The terms of each loan transaction are set forth below. Each such transaction was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that each of the investors was an accredited investor, each was a sophisticated purchaser and each had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction. The shares underlying each of the warrants listed in the table below were registered under the Securities Act in our registration statement on Form SB-2 declared effective by the SEC on August 8, 2002. As of March 31, 2003, all of the warrants have been exercised in full except the warrants for 25,000 shares issued to Dean Vilone.

                       Maximum
Name of Investor       No. of        Exercise   Loan      Interest     Date of
                       Shares        Price Per  Amount    Rate          Loan
                       Issuable      Share
                       under
                       Warrant

Dean Vilone             25,000       $ .01      $10,000    14%       August 13, 2001

Paul Dorsey             14,000       $ .01      $ 5,000    14%       August 13, 2001

Harry Kraus             25,000       $ .01      $10,000    14%       July 26, 2001
                        25,000       $ .33      $25,000    14%       October 3, 2001

Edward Kraus           100,000       $ .10      $23,000    14%       March 23, 2001

Milton and
Golda
Toorans                 50,000       $ .01      $20,000    14%       April 20, 2001

Wetlands
Mitigation
Services, LLC           15,000       $ .25      $ 5,000    10%       March 23, 2001

Christopher
Coons                  200,000       $ .01      $100,000   14%       June 19, 2001
                     ---------                  --------
                       454,000                  $198,000

           In connection with (i) investments in us during the period from April 24, 2001 through January 28, 2002, (ii) the exchange of our shares for shares of Valesc Inc., a New Jersey corporation that we acquired on March 22, 2001, and
(iii) the exchange of our shares for shares of Atlas Holdings Inc., a New Jersey corporation we acquired on May 20, 2002, we issued a total of 807,948 unregistered shares of common stock to certain investors. The terms of each sale or exchange are set forth below. Each such sale or exchange was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that each of the investors was an accredited investor, each was a sophisticated purchaser and each had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction. The shares listed in the table below were registered under the Securities Act in our registration statement on Form SB-2 declared effective by the SEC on August 8, 2002.

Name of Investor            Number of         Price per       Date of Purchase
                             Shares          Share upon       or Acquisition
                                            Acquisition
Andrewson, Katherine         5,000          $.25             March 22, 2001
Century Goal Holding
  Ltd.                      10,000          $.30             January 28, 2002
Cipollone, Peter            20,000          $.25             March 22, 2001
Colgan, Sean                20,000          $.25             March 22, 2001
Cuffner, Monica             20,000          $.25             March 22, 2001
Deutsch, Karin               8,000          $.25             March 22, 2001
Dewey, Carpenter            75,000          $.33             October 24, 2001
Hoffman, Joel               31,063          $  0*            May 20, 2002
Holk, Timothy               20,000          $.25             March 22, 2001



Ingle, R. Edward            40,000          $.25             March 22, 2001
Jaccarino, Michael           3,000          $.25             March 22, 2001
Kaehler, Robert             10,000          $.25             March 22, 2001
Klein, Robert and Helen     16,272          $  0*            May 20, 2002
Klepacki, Jeffrey           40,000          $.25             March 22, 2001
Kraus, Daniel                7,890          $  0*            May 20, 2002
Linde, Virginia             31,063          $  0*            May 20, 2002
Linde, Virginia             15,000          $.33             September 17, 2001
Lipman, Mae                  7,890          $  0*            May 20, 2002
Loomis, Deborah             20,000          $.25             March 22, 2001
Mehling, Andrea             20,000          $.25             March 22, 2001
Miller, Gary and
  Diane                     40,000          $.25             March 22, 2001
Miller, Scott               10,000          $.25             March 22, 2001
Nuzum, Henry                 3,000          $.33             June 8, 2001
Osofsky, Anita              34,515          $  0*            May 20, 2002
Otto, William               30,000          $.33             March 22, 2001
Read, Joan                  20,000          $.25             March 22, 2001
Reid, Archibald             30,000          $.33             March 22, 2001
Saliba, Anis                20,000          $.25             March 22, 2001
Shannon, Phillip            30,303          $.33             April 24, 2001
Strawley, Jennifer           5,000          $.25             March 22, 2001
Tay, William                 1,000          $.11             June 2, 2000
Toorans, Milton and
  Golda                     38,952          $  0*            May 20, 2002
Torgerson, Ryan             15,000          $.33             March 22, 2001
Weise, Linda                40,000          $.25             March 22, 2001
Welsh, Thomas               20,000          $.25             March 22, 2001
Whittaker, Richard          40,000          $.25             March 22, 2001
Zador, William and
  Marlene                   10,000          $.25             March 22, 2001
                            --------
                 Total      807,948

* Shares acquired by the former Atlas shareholders in the Atlas merger have no purchase price because they were acquired in exchange for Atlas shares. Atlas was the founding shareholder of Valesc NJ, and the Atlas shares were founders shares with zero basis because the shares were issued within one month of the formation of Atlas on November 14, 2000, at which time Atlas had no business or assets and was merely seeking investment opportunities, and no services of any kind were rendered or contemplated being rendered in exchange for the issuance of the shares. Atlas served only as a holding company for Valesc NJ prior to the merger of Valesc NJ into us on March 22, 2001.

           On March 22, 2001, we issued 8,458,008 shares of common stock to Atlas Holdings Inc. pursuant to a Merger Agreement dated March 2, 2001 between Valesc NJ and NetCentral. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Atlas Holdings was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction. At the time, Jeremy Kraus, our Chairman and Chief Executive Officer, Samuel Cohen, our President, and Garrett Miller, our former Vice President, owned 50%, 25% and 12.5%, respectively, of Atlas Holdings.

           On December 17, 2001, we issued 266,000 shares of common stock to SMT Enterprises Corporation pursuant to a Share Purchase Agreement dated December 3, 2001 between us, SMT and OJI Surgical. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that SMT was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction. At the time, Jeremy Kraus, our Chairman and Chief Executive Officer, Samuel Cohen, our President, and Garrett Miller, our former Vice President, owned 8.5%, 4.25% and 2.12%, respectively, of SMT through Atlas Holdings Inc.

           On September 17, 2001, we sold 15,000 shares of our common stock to Virginia Linde at $.33 per share. The sale was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that

Ms. Linde was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On October 24, 2001, we sold 75,000 shares of our common stock to Carpenter Dewey at $.33 per share. The sale was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that Mr. Dewey was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On January 1, 2002, we issued options for the purchase of 50,000 shares of our common stock to Hecht & Associates, P.C. The options are exercisable until January 1, 2007. One half of the options vested on January 11, 2002 and the remaining half vested on October 18, 2002. The options are exercisable at $.333 per share. The issuance of the options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Hecht & Associates, P.C. was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On January 28, 2002, we sold 500,000 shares of our common stock to Century Goal Holding Ltd. for $150,000, or $.30 per share, with options for the purchase of 500,000 additional shares. The options became exercisable on February 8, 2003 and expire on February 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the beneficial owner was a non-U.S. person as defined under the Securities Act.

           On April 29, 2002, we sold 75,000 shares of our common stock to Tim Kain for $30,000, or $.40 per share, with options for the purchase of 75,000 additional shares. The options became exercisable on February, 8, 2003 and expire on May 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Tim Kain is an accredited investor, a sophisticated purchaser and had full access to the information on the registrant necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On May 8, 2002, we sold 12,500 shares of our common stock to John Williams, an unrelated investor, for $5,000, or $.40 per share, with options for the purchase of 12,500 additional shares. The options became exercisable on February 8, 2003 and expire on May 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On May 20, 2002, Atlas Holdings Inc., the holder of 82.8% of our stock on such date, which had no business or assets and served only as a holding company, was merged into us. Pursuant to the merger (a) each issued and outstanding share of the stock of Atlas was exchanged for 986.12568 shares of our common stock, for a total of 8,458,000 shares of our common stock to the

Atlas shareholders, and (b) 8,458,000 shares of our common stock owned by Atlas prior to the merger were cancelled. Jeremy Kraus, our Chairman and Chief Executive Officer, Garrett Miller, our Director and former Vice President, Samuel Cohen, our President and Director, and Harry Kraus, the President of our subsidiary, OJI Surgical, Inc., owned 41%, 25%, 25% and 2%, respectively, of Atlas before the merger. As a result of the merger, they now beneficially owned 34%, 21%, 21% and 2%, respectively, of our common stock. The exchange of shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that each of the Atlas shareholders is an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the shareholder or available to the shareholder prior to the transaction.

           On April 24, 2001, as consideration for making a financing commitment to us, Swartz Private Equity was issued Commitment Warrants, subsequently amended with an issue date of May 21, 2002, to purchase 780,000 shares of our common stock. The warrants expire on May 21, 2007 and the exercise price is $1.00 per share, provided that on each six month anniversary of the issue date the exercise price will be reset to the lower of (i) the lowest closing price for the five trading days preceding the adjustment or (ii) $1.00. The issuance of the warrants was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that Swartz is an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On June 14, 2002, we sold 37,500 shares of our common stock to Mark Walsh, an unrelated investor, for $15,000, or $.40 per share, with options for the purchase of 37,500 additional shares. The options became exercisable on February 8, 2003 and expire on June 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was intended to be accomplished in reliance upon Section 4(2) of the Securities Act. However, because we provided the investor with a copy of our registration statement on Form SB-2 on file with the SEC prior to the sale, but not yet effective, and available publicly on the Commission's EDGAR database, in response to a due diligence request by the investor prior to the sale, we may have engaged in a "general solicitation" invalidating the Section 4(2) exemption from registration. The facts relied upon for exemption are that Mark Walsh is an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On June 21, 2002, we sold 62,500 shares of our common stock to Brian Kraus for $25,000, or $.40 per share, with options for the purchase of 62,500 additional shares. The options became exercisable on February 8, 2003 and expire on June 1, 2005. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was intended to be accomplished in reliance upon Section 4(2) of the Securities Act. However, because we provided the investor with a copy of our registration statement on Form SB-2 on file with the SEC at the time of the sale, but not yet effective, and available publicly on the Commission's EDGAR database, in response to a due diligence request by the investor prior to the sale, we may have engaged in a "general solicitation" invalidating the Section 4(2) exemption from registration. The facts relied upon for exemption are that Brian Kraus is an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       Due to the uncertainty of the exemption for the stock sales in the prior two paragraphs, we have presented the $40,000 received for these sales as a contingent liability in our financial statements.

       On August 1, 2002, we sold 6,250 shares of common stock to a qualified investor, Norman Slackman, at $.40 per share, or an aggregate of $2,500, and issued him an option expiring on July 1, 2005 to purchase up to 6,250 shares of common stock. The options are exercisable at a price equal to 70% of the average closing price of our common stock in the ten trading days prior to the exercise date. The sale of the shares and options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Norman Slackman is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 4, 2002, we sold a convertible debenture in the principal amount of $15,000 to a qualified investor, David Baskin, pursuant to the terms of a Debenture Purchase Agreement. The convertible debenture will pay interest at the rate of 10% per annum, with principal and interest due on August 31, 2003, and is convertible into shares of our common stock at $.40 per share, and was personally guaranteed by each of the Company's executive officers, Jeremy Kraus, Samuel Cohen and Garrett Miller. The sale of the debenture was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for the exemption are that David Baskin is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 9, 2002, we sold a convertible debenture in the principal amount of $15,000 to a qualified investor, Robert Scheinberg, pursuant to the terms of a Debenture Purchase Agreement. The convertible debenture will pay interest at the rate of 10% per annum, with principal and interest due on September 30, 2003, and is convertible into shares of our common stock at $.60 per share. The sale of the debenture was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that Robert Scheinberg is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 18, 2002, we sold 35,298 shares of common stock to a qualified investor, Edward Kraus, at $.50 per share, or an aggregate of $17,649.15, in connection with the cancellation of a previous loan from the investor to us. The sale of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 18, 2002, we sold 62,508 shares of common stock to a qualified investor, Harry Kraus, at $.50 per share, or an aggregate of $31,254.25, in connection with the cancellation of previous loans from the investor to us. The sale of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 18, 2002, we sold 46,656 shares of common stock to a qualified investor, Milton and Golda Toorans, at $.50 per share, or an aggregate of $23,827.95, in connection with the cancellation of a previous loan from the investor to us. The sale of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 18, 2002, we sold 3,944 shares of common stock to a qualified investor, Wetlands Mitigation Services, LLC, at $.50 per share, or an aggregate of $1,971.92, in connection with the cancellation of a previous loan from the investor to us. The sale of the shares was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 21, 2002, we issued options for the purchase of 100,000 shares of our common stock to Alex Schaevitz in connection with his hiring by our OJI Surgical subsidiary. Options for 50,000 shares vested upon issuance and are exercisable at $.40 per share; 25,000 vest on September 21, 2003 and are exercisable at $.50 per share; and 25,000 vest on September 21, 2004 and are exercisable at $.60 per share. The issuance of the options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the purchaser was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

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

       On September 1, 2002, we issued options for the purchase of 10,000 shares of our common stock to Robert Scheinberg in connection with his appointment to our advisory board. The options are exercisable until September 1, 2007, at $.40 per share. The issuance of the options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the purchaser was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 19, 2002, we issued options for the purchase of 10,000 shares of our common stock to Richard Manley in connection with his appointment to our advisory board. The options are exercisable until September 19, 2007, at $.40 per share. The issuance of the options was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that the purchaser was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On September 24, 2002, we issued options for the purchase of 10,000 shares of our common stock to Ross Rankin in connection with his appointment to our advisory board. The options are exercisable until September 24, 2007, at $.40 per share. The issuance of the options was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that the purchaser was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On October 11, 2002, we issued options for the purchase of 10,000 shares of our common stock to Brian Feagins in connection with his appointment to our advisory board. The options are exercisable until October 11, 2005, at $.40 per share. The issuance of the options was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that the purchaser was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On October 18, 2002, we sold 20,000 shares of our common stock to Brian Feagins, with piggyback registration rights, at $.50 per share. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On November 14, 2002, we issued a note in the principal amount of $50,000 to a qualified investor, Edward Kraus, the President of our Medex subsidiary, pursuant to the terms of a loan agreement. The note will pay interest at the rate of 10% per annum, with principal and interest due on November 15, 2004. The sale of the debenture was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On November 18, 2002, we sold (i) a debenture in the principal amount of $175,000 and (ii) warrants to purchase 50,000 shares of our common stock to a qualified investor, Christopher Coons, in connection with the cancellation of a previous loan from the investor to us. The debenture will pay interest at the rate of 14% per annum, with principal payable in installments beginning on March 31, 2003 and interest due on December 31, 2003. The warrants are exercisable at $.50 per share. The sale of the securities was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

       On November 30, 2002, we sold a convertible debenture in the principal amount of $5,740.27 to a qualified investor, Paul Dorsey, in connection with the cancellation of a previous loan from the investor to us. The convertible debenture will pay interest at the rate of 14% per annum, with principal and interest due on November 30, 2003, and is convertible into shares of our common stock at a conversion price equal to 50% of the average closing price of the common stock on the OTC Bulletin Board during the five trading days immediately preceding the date of conversion. The sale of the debenture was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

            On December 13, 2002, we issued options for the purchase of 10,000 shares of our common stock to John DiPaola in connection with his appointment to our advisory board. The options are exercisable until December 13, 2005, at $.40 per share. The issuance of the options was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the purchaser was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

           On December 15, 2002, we issued 650,000 shares of common stock to SMT Enterprises Corporation pursuant to a Share Purchase Agreement between us, SMT and Medex. The sale was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that SMT was an accredited investor, a sophisticated purchaser and had full access to the information on us necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

            On January 22, 2003, we entered into an arrangement with First China Capital, Inc., a Chinese corporation with its principal offices located in Beijing, China, for the purchase from time to time by First China of up to 10,000,000 shares of our common stock in offshore transactions for 30% of the bid price per share on the OTC Bulletin Board on the day of purchase. As of March 28, 2003, we have sold 782,337 shares of common stock pursuant to this arrangement. The sales were accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the purchaser was a non-U.S. person as defined under the Securities Act.

            On February 25, 2003, we entered into an arrangement with Simon Worship, a Spanish corporation with its principal offices located in Madrid, Spain, for the purchase from time to time by Simon Worship of up to 2,000,000 shares of our common stock in offshore transactions for 35% of the bid price per share on the OTC Bulletin Board on the day prior to the date of purchase. As of March 28, 2003, we have sold 689,382 shares of common stock pursuant to this arrangement. The sales were accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the purchaser was a non-U.S. person as defined under the Securities Act.

            On February 25, 2003, we entered into an arrangement with Pan European Investment Management, a Spanish corporation with its principal offices located in Marbella, Spain, for the purchase from time to time by Pan European of up to 2,000,000 shares of our common stock in offshore transactions for 35% of the bid price per share on the OTC Bulletin Board on the day prior to the date of purchase. As of March 28, 2003, we have sold 124,100 shares of common stock pursuant to this arrangement. The sales were accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the purchaser was a non-U.S. person as defined under the Securities Act.

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

We acquired Morris Medical, Inc. on December 15, 2002.

COMBINED OPERATING RESULTS OF THE COMPANY

OJI Surgical, Inc. is considered the "accounting acquiror" in the OJI/Valesc merger, and accordingly the financial statements of OJI are presented through December 17, 2001, and thereafter includes the consolidated accounts of Valesc and OJI. After December 15, 2002 the financial statements also include the accounts of Morris Medical, Inc.

REVENUE

Revenues generated amounted to $255,627 for the year ended December 31, 2002 and $247,553 for the year ended December 31, 2001. The increase can largely be attributed to an increase in sales personnel at OJI, as well as the inclusion of the final 15 days of sales for Medex.

OJI's new product representation lines, Ascension and Hand Innovations, have begun to generate revenues for the Company. In addition, OJI added a second sales person during the period. However, these positive developments were balanced by the decline in sales resulting from the loss of our Megadyne product line during 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our operating expenses increased from $289,713 for the year ended December 31, 2001 to $907,131 for the year ended December 31, 2002.

These increases were primarily a result of the additional burden of the activities of Valesc Inc. after the merger with OJI as well as the commencement of our expansion plan. Selling, General and Administrative expenses for the OJI business remained relatively consistent for both years. These Valesc Inc. and expansion plan activities included: expenses associated with our reporting obligations under the Securities Exchange Act of 1934, filings with the Securities and Exchange Commission pursuant to the Registration Statement declared effective on August, 8, 2002, costs associated with our acquisition of Medex, OJI's rental of new office space and hiring of a new administrative staff person, and OJI's travel and other costs associated with seeking additional product lines and sales people.

INTEREST EXPENSE

Interest on the notes payable are reflected in the financial statements of the "accounting acquirer" since December 17, 2001. Interest expense increased from $4,814 in 2001 to $127,628 in 2002. Interest expense increased due to the accretion of value attributed to warrants issued with debt.

NET INCOME (LOSS)

Our reported net loss of ($648,854) for the year ended December 31, 2002 as compared to net loss of ($46,974) for the year ended December 31, 2001, is primarily as a result of the inclusion of Valesc Inc.'s net loss for all of 2002 and the commencement of our expansion plan.

SIGNIFICANT COMMITMENTS OF THE COMBINED ENTITY

We have no significant financial commitments beyond customary payables and employment contracts. $240,216 of our debt is categorized as short-term as of December 31, 2002. We expect to be able to meet our obligations under these agreements, or to receive extensions of these obligations as we have in the past.

CRITICAL ACCOUNTING POLICIES
REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin. Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs. Product returns by our customers are rare due to the specialized nature of the product, and therefore, we have concluded that no material allowance for refundable commission income on returned products is necessary at December 31, 2002 and December 31, 2001. Our revenues from product sales and service income are derived from the sale of new products distributed by us, and the refurbishment of used products. Revenue is recognized as products are delivered to our customers. As of the end of 2001 and during 2002, we were not distributing any new or refurbished products.

VALUATION OF OPTIONS AND WARRANTS

The Company has issued substantial amounts of warrants to purchase common stock in connection with financing activities and as payment to non-employees for services and other items. We recorded the cost attributable to those issues on the basis of the Black-Scholes option valuation model. The use of this model requires some highly subjective assumptions including expected stock price volatility. The lack of comparable companies in the public markets and our limited market experience tend to make those assumptions even more subjective.

STOCK-BASED COMPENSATION

As permitted by the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with APB Opinion No. 25, compensation expense for stock options issued to employees is based on the difference, on the date of grant, between the quoted market price of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counter-party's performance is complete.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMBINED ENTITY

As of December 31, 2002, we had cash of $40,107, negative working capital of approximately $835,000 and a stockholder's deficit of approximately $747,000. We have no credit or financing facility in place at the present time.

Valesc Inc. received approximately $332,000 during the year ended December 31, 2002 from private placements of equity and debt. Cash used in operating activities of Valesc Inc. was $328,030 during the year ended December 31, 2002.

The consolidated financial statements indicate that the profitability and operating contribution of OJI and Medex have not been sufficient to offset the developmental and expansion expenses of Valesc. Until we can significantly expand the businesses of OJI and Medex we will be unlikely to achieve profitability. As of December 31, 2002, our current assets are less than the cash requirements of the Company for three months activities. As a result of our lack of profitability, our accountants, in their report on our financial statements for the year ended December 31, 2002, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

The time and money required before we can complete our expansion plan and implement our growth strategy cannot be estimated with precision. We expect significant expenditures associated with entering into the expansion plan, including the cost of hiring and "sponsoring" new salespeople and the cost of the upgraded software and administrative infrastructure necessary to manage them, as well as travel and other expenses associated with acquiring new product lines and territories. Our anticipated cash requirements for the next twelve months are approximately $750,000, which includes $400,000 to fund the expansion plan and an expected cash-flow deficit from regular operations and repayment of debt of $300,000. Because we do not expect the expansion plan to begin contributing significantly to revenue during the next twelve months, we anticipate a negative cash-flow from regular operations similar to this year. The Company has commitments under employment agreements with each of its executive officers. Additionally, the Company has lease commitments totaling approximately $33,000 through March 31, 2005.


Item 7.  FINANCIAL STATEMENTS

                      FINANCIAL STATEMENTS AND REPORTS OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                    I N D E X

                         VALESC INC. AND SUBSIDIARY                      PAGE
                         --------------------------                      ----
Report of Independent Certified Public Accountants                       F-2
Report of Independent Auditors                                           F-3
Financial Statements of Valesc Inc. and Subsidiary
      Consolidated Balance Sheet at December 31, 2002                    F-4
      Consolidated Statement of Operations for the
        years ended December 31, 2002 and 2001                           F-5
      Consolidated Statement of Shareholders' Deficit for
        the years ended December 31, 2002 and 2001                       F-6
      Consolidated Statement of Cash Flows for the years ended
        December 31, 2002 and 2001                                       F-7
Notes to Consolidated Financial Statements                               F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

STOCKHOLDERS AND BOARD OF DIRECTORS
VALESC INC. AND SUBSIDIARY

We have audited the accompanying consolidated statements of operations, shareholders' equity (deficiency) and cash flows of Valesc Inc. and subsidiary for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows of Valesc Inc. and subsidiary for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/S/ GRANT THORNTON LLP

New York, New York
March 8, 2002

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of Valesc Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Valesc Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valesc Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended are in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has incurred recurring losses from operations including, $648,854 for the year ended December 31, 2002, and has a net capital deficiency of approximately $747,000 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 Moore Stephens, P.C.
                                                 Certified Public Accountants

New York, New York
March 31, 2003

                          Valesc Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2002

ASSETS
Current Assets
  Cash                                                              $    40,107
  Accounts receivable                                                    68,653
                                                                    -----------
    Total Current Assets                                                108,760
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                               4,011
GOODWILL                                                                200,000
SECURITY AND DEPOSITS                                                       765
                                                                    -----------
TOTAL ASSETS                                                        $   313,536
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current maturities of notes payable,
    net of debt discount of $31,801                                 $   230,439
  Bank loan payable -- current portion                                    9,777
  Accounts payable                                                      373,430
  Accrued interest payable                                               13,602
  Consultant's  payable                                                 117,060
  Officers' salaries payable                                            199,491
                                                                    -----------
    Total Current Liabilities                                           943,799
                                                                    -----------

NOTES PAYABLE - LONG TERM,
  NET OF DEBT DISCOUNT OF $0                                             50,000
BANK LOAN - LONG TERM PORTION                                            26,730
                                                                    -----------
TOTAL LIABILITIES                                                   $ 1,020,529
                                                                    -----------
COMMITMENTS AND CONTINGENCIES [NOTE 4]                                       --

Potentially refundable common stock                                      40,000

STOCKHOLDERS' DEFICIT
Preferred Stock; $0.0001 par value;
  20,000,000 shares authorized, none
  issued and outstanding                                                     --
Common Stock; $0.0001 par value;
  100,000,000 shares authorized,
  11,859,801 shares issued and outstanding                                1,186
Additional paid-in capital                                              616,201
Accumulated deficit                                                  (1,364,380)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                            (746,993)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   313,536
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          Valesc Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        For the Years Ended December 31,


                                                        2002               2001
                                                        ----               ----
Revenues from product sales and service income      $         --       $     20,765
Cost of Sales                                                 --             11,939
                                                    ------------       ------------
Gross Profit                                                  --              8,826
                                                    ------------       ------------
Commission income                                        255,627            238,727
                                                    ------------       ------------
Net Revenues                                             255,627            247,553
                                                    ------------       ------------

Stock based compensation                                  65,000              5,151
Selling, general and administrative expenses             842,131            284,562
                                                    ------------       ------------
Total Operating Expenses                                 907,131            289,713
                                                    ------------       ------------
Loss from Operations                                    (651,504)           (42,160)

Other Income and [Expenses]
Interest expense                                        (126,795)            (4,814)
Interest expense - related party                            (833)
Forgiveness of debt                                      149,778                 --
Loss on extinguishment of debt                           (19,500)                --
                                                    ------------       ------------
NET LOSS                                            $   (648,854)      $    (46,974)
                                                    ============       ============

Net loss per share basic and diluted                $      (0.06)      $      (0.01)
                                                    ============       ============
Weighted average shares outstanding
basic and diluted                                     11,106,103          9,320,278
                                                    ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                          VALESC INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                  For the Years Ended December 31,2002 and 2001

                                                                          ADDITIONAL                          TOTAL
                                                   COMMON STOCK            PAID-IN        ACCUMULATED     STOCKHOLDERS'
                                            SHARES           PAR           CAPITAL          DEFICIT          DEFICIT
                                            ------           ---           -------          -------          -------
Balance at January 1, 2001                    1,000      $     1,000      $      --       $    (9,145)     $    (8,145)
Net Loss                                                                                      (46,974)         (46,974)
Effect of merger of OJI into
  Valesc Inc.                             9,707,548             (944)            --          (659,407)        (660,351)
                                         ----------      -----------      -----------     -----------      -----------
Balance at December 31, 2001              9,708,548      $        56      $      --       $  (715,526)     $  (715,470)

Reclassification                                                 915             (915)                              --

Issuance of common stock                    713,750               71          199,429                          199,500

Issuance of warrants for services                                               6,800                            6,800

Issuance of common stock
  for services rendered                     130,000               13           64,987                           65,000

Issuance of shares of common
  stock for the cancellation of notes
  payable and accrued interest              440,003               44          135,235                          135,279

Effect of acquisition of
  Morris Medical, Inc.                      650,000               65          199,935                          200,000

Issuance of common stock
  for the settlement of debt                 17,500                2            8,750                            8,752

Exercise of options                         200,000               20            1,980                            2,000

Net Loss                                                                                     (648,854)        (648,854)
                                         ----------      -----------      -----------     -----------      -----------
Balance at December 31, 2002             11,859,801      $     1,186      $   616,201     $(1,364,380)     $  (746,993)
                                         ==========      ===========      ===========     ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          VALESC INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                                              2002            2001
                                                                              ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                 $(648,854)      $ (46,974)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                           35,945           7,865
      Issuance of warrants                                                     6,800              --
      Stock based compensation                                                65,000           5,151
      Noncash interest accretion                                              83,778           3,364
      Gain on forgiveness of debt                                           (149,778)             --
      Loss on extinguishment of debt                                          19,500              --
      Changes in operating activities net of effects from acquisition of Morris Medical
          Decrease (Increase) in operating assets:
            Accounts receivable                                             (102,220)            122
            Prepaid expenses                                                                   1,141
            Security and deposits                                               (765)
          Increase (Decrease) in operating liabilities:
            Accounts payable and accrued expenses                            229,903          61,888
            Consultants' payable                                              (5,161)
            Accrued interest                                                  43,850              --
            Officer salaries payable                                          93,972             697
                                                                           ---------       ---------
              Net cash [used] provided by operating activities              (328,030)         33,254
                                                                           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                       (1,137)             --
  Acquisition of Morris Medical, net of cash acquired                          9,963              --
                                                                           ---------       ---------
              Net cash provided by investing activities                        8,826              --
                                                                           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans                                                          (1,000)         (8,623)
  Options exercised                                                            2,000              --
  Issuance of notes payable                                                   92,500              --
  Proceeds from potentially refundable common stock                           40,000
  Proceeds from sales of common stock                                        199,500              --
                                                                           ---------       ---------
              Net cash provided [used] by financing activities               333,000          (8,623)
                                                                           ---------       ---------

Net increase in cash                                                          13,796          24,631

Cash , beginning of year                                                      26,311           1,680
                                                                           ---------       ---------
Cash, end of year                                                          $  40,107       $  26,311
                                                                           =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                     $     287       $      --
                                                                           =========       =========
NON CASH INVESTING AND FINANCING DISCLOSURES
Issued common stock for conversion of debt and interest                    $ 135,279       $      --
                                                                           =========       =========
Issued common stock for acquisition of Morris Medical                      $ 200,000       $      --
                                                                           =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                          VALESC INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

NOTE A - DESCRIPTION OF BUSINESS AND FORMATION OF COMPANY

The accompanying consolidated financial statements of Valesc Inc. and Subsidiaries (the "Company") present the accounts of OJI Surgical, Inc. for the years ended December 31, 2002 and 2001 and the effect of the acquisitions (for accounting purposes -- see Note A-3) by Valesc Inc. on December 17, 2001 and Morris Medical, Inc. on December 15, 2002. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated.

The Company's Registration Statement on Form SB-2 was declared "effective" by the Securities and Exchange Commission on August 7, 2002.


1. DESCRIPTION OF BUSINESS ENTITIES

Valesc Inc., a New Jersey corporation ("Valesc NJ"), was incorporated on October 24, 2000, and at the date of inception was owned 100% by Atlas Holdings Inc. Atlas Holdings was owned 50% by Jeremy Kraus, the Company's Chairman and Chief Executive Officer, 25% by Samuel Cohen, the Company's President and Director and, 12.5% by Garrett Miller, the Company's Director and former Vice President. On March 21, 2001, Valesc NJ executed a 2:1 stock split.

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

Founded as a Texas company in 1991, Morris Medical, Inc. d/b/a Medex, Inc. is a contract sales organization for medical devices and health care products, primarily in the orthopedic field. Medex serves customers in the northern parts of Texas.

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

3. DESCRIPTION OF MERGER BETWEEN VALESC AND OJI SURGICAL

On December 17, 2001, SMT Enterprises Corporation ("SMT") sold OJI to Valesc Inc. Valesc Inc. received 100% of the outstanding stock of OJI in exchange for 266,000 shares of its common stock. The acquisition allowed Valesc to become an operating company and to enter the medical sales field. The purchase price was determined by a multiple of OJI's prior year's gross profits. The Chief Executive of Valesc Inc. is Jeremy Kraus, a board member of SMT at the time as well as the son of SMT's President and the nephew of OJI's President. In addition, Samuel Cohen was a member of the board of both SMT and Valesc at the time, and serves as the President of Valesc. Several members of the Kraus family are investors in Valesc.

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

4. DESCRIPTION OF MERGER BETWEEN OJI SURGICAL AND SMT

In 1999, OJI was purchased from Harry Kraus, its current President, founder and then sole shareholder, by SMT, a Delaware company. SMT was an inactive company prior to this transaction. SMT received 100% of the outstanding stock of OJI in exchange for 32% of its outstanding stock. Edward Kraus, the brother of Harry Kraus, is the President of SMT and Robert Kraus, Harry Kraus's brother and Jeremy Kraus, Harry Kraus's nephew, were also members of the board of SMT. Jeremy Kraus is no longer on the board of SMT.

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

6. DESCRIPTION OF MERGER BETWEEN MORRIS MEDICAL ("Medex") AND VALESC INC.

On December 15, 2002 SMT Enterprises Corporation ("SMT") sold Medex to Valesc Inc. Valesc Inc. received 100% of the outstanding stock of Medex in exchange for 650,000 shares of its common stock. The acquisition expanded Valesc's sales area to Texas, and increased the variety of products it represents. The Chief Executive of Valesc Inc. is Jeremy Kraus, the son of SMT's President. Several members of the Kraus family are shareholders in Valesc, including Edward Kraus the President of SMT and Medex. The Company recorded significant goodwill associated with the merger. See Note I.

7. DESCRIPTION OF MERGER BETWEEN MORRIS MEDICAL AND SMT

In 1999, Medex was purchased from Edward Kraus, its current President, founder and then sole shareholder, by SMT, a Delaware company. SMT was an inactive company prior to this transaction. SMT received 100% of the outstanding stock of Medex in exchange for 32% of its outstanding stock. Edward Kraus, the brother of Harry Kraus, is the President of SMT and Robert Kraus, Harry Kraus's brother and Jeremy Kraus, Harry Kraus's nephew were also members of the board of SMT. Jeremy Kraus is no longer on the board of SMT.

NOTE B - LIQUIDITY AND GOING CONCERN

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. The Company has invested a significant amount of its effort and cash in the development of its business plan. As of December 31, 2002, the Company has a stockholders' deficit of approximately $747,000. The Company has incurred recurring losses including approximately $649,000 for the year ended December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions, and to cover the overhead costs associated with Valesc. Operating losses are expected to continue in 2003.

During the next year, the Company intends to devote its time and resources to the growth of its medical device sales subsidiaries. The Company currently sells a variety of medical products, including orthopedic implants and surgical implements and tools, for use in the orthopedic care and surgical area. The Company intends to expand its sales of these products in two ways: (i) the addition of sales personnel to increase penetration in market areas already covered and to expand its geographic coverage, and (ii) the addition of new product lines for sales in these areas.

In addition to normal hiring costs, manufacturers' representatives like the Company's subsidiaries generally "sponsor" new salespeople for a period of up to one year during which the Company subsidizes the employee's wages until they have built a sufficient customer base to support themselves solely on a commission basis. The Company cannot predict at what rate these salespeople will generate significant additional revenues to offset these costs.

In order for the Company's expansion to be successful, it will need to greatly expand its administrative capabilities. The Company intends to invest approximately $100,000 in the purchase, customization and installation of accounting and back-office software to enable it to manage a larger number of transactions, customers and suppliers without substantially increasing its administrative staff. The Company will need to hire at least one additional employee to perform administrative tasks. The Company also may need to rent office space sufficient to house its expanded personnel and back office system.

The Company will need significant new financing in order to fund our expansion plan. The total expenses of the expansion plan as outlined above will approach $400,000 during the next year. Although the Company expects additional costs to be offset by increased revenues, it cannot be certain whether increases in revenues will occur and whether any such increases will offset costs.

Management's plans with respect to its liquidity issues include the following:

o The Company recently began trading on the Over-the-Counter Bulletin Board, a change that management believes will increase investor interest in the Company.

o Raise additional funding through the sale of debt and equity instruments to fund activities.

o From January 1 through March 25, 2003, the Company received proceeds from the issuance of common stock and notes of $169,000.

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

NOTE C - PRO FORMA STATEMENT OF OPERATIONS

The following pro forma condensed financial information have been prepared based upon the historical audited financial statements of Valesc Inc. and Morris Medical, Inc. as of December 31, 2002 and 2001, respectively and gives effect to the acquisition of Morris Medical, Inc. as if it occurred on January 1, 2001.

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


------------------------------------- ------------------------------------------------
                                                         UNAUDITED
------------------------------------- ------------------------------------------------
                                              For the years ended December 31,
------------------------------------- -------------------------------------------- ---
                                              2002                     2001
                                              ----                     ----
------------------------------------- ---------------------- --- ----------------- ---
Operating Income                                    745,625              585,543
------------------------------------- ---------------------- --- ----------------- ---
Net Loss                                           (574,169)            (217,644)
------------------------------------- ---------------------- --- ----------------- ---

------------------------------------- ---------------------- --- ----------------- ---
Loss per share:
------------------------------------- ---------------------- --- ----------------- ---
         Basic                                        (0.05)               (0.02)
------------------------------------- ---------------------- --- ----------------- ---
         Diluted                                      (0.05)               (0.02)
------------------------------------- ---------------------- --- ----------------- ---
Weighted average per share                       11,859,801            9,970,278
Basic and Diluted
------------------------------------- ---------------------- --- ----------------- ---

The following Pro Forma Condensed income statement has been prepared based upon the historical audited financial statements of Valesc Inc. and OJI Surgical, Inc. for the period ended December 31, 2001 and gives effect to the merger of the two companies, showing OJI as the "accounting acquirer." The equity accounts of the combined entities have been presented to reflect the share structure of the legal acquirer -- Valesc Inc.

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



                                                            (Unaudited)
                                                            DECEMBER 31,
                                                                2001
                                                            ------------
        Revenues                                            $   259,492
        Cost of Revenues                                         11,939
                                                            -----------
        Gross profit                                            247,553
        Operating  expenses
           Merger expense                                        75,000
           Equity-based compensation expense                    172,080
        Selling, general and administrative expense           1,006,370
                                                            -----------
        Total expenses                                        1,253,450
                                                            -----------
        Income (loss) from operations                        (1,005,897)
           Interest expense                                      60,147
           Income tax expense                                       236
                                                            -----------
        Net loss                                             (1,066,279)
                                                            ===========
        Net loss per common share                                 $(.11)
        Weighted average shares outstanding                   9,320,278

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin. Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs. Product returns by our customers are rare due to the specialized nature of the product, and therefore, we have concluded that no material allowance for refundable commission income on returned products is necessary at December 31, 2002 and 2001. Our revenues from product sales and service income are derived from the sale of new products distributed by us, and the refurbishment of used products. Revenue is recognized as products are delivered to our customers.

2. EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The amount of options or warrants not considered in the loss per share calculation because their effect was antidilutive was 1,976,250 and 2,134,000 for the years ended December 31, 2002 and 2001, respectively. Equity instruments which could dilute earnings per share in the future are listed in Notes E2 and E3.

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions. Significant estimates that affect the financial statements include, but are not limited to, the valuation of options and warrants granted and the valuation allowance for the deferred tax asset.

4. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company had no such investments at December 31, 2002.

5. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided principally by use of straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs, which do not improve or extend the life of the expected assets, are expensed to operations, while major repairs are capitalized.

6. ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2002 and 2001 was immaterial.

         .
7. INCOME TAXES

The Company uses the liability method for reporting income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of the period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

The deferred assets and liabilities are determined based upon the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are assumed to reverse.

8. FINANCIAL INSTRUMENTS / CREDIT RISK

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For certain financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and consultants payable, the fair values were determined based on the near term maturities of such obligations. The fair value of debt was determined based on current rates at which the Company could borrow or advance funds with similar remaining maturities, which amount approximates its carrying value.

The Company maintains cash deposits with a major bank which from time to time may exceed the federally insured limits of $100,000. The Company did not exceed this limit at December 31, 2002. The Company periodically assesses the financial condition of the bank and believes that the risk of any loss is minimal.

Sales of products from two primary suppliers, provided approximately 48% and 39%, respectively, of our total revenue for the year ended December 31, 2002. Accounts receivable consisted of approximately 86% from three different vendors for the year ended December 31, 2002.

The Company routinely assesses the financial strength of all its clients and, based upon factors surrounding the credit risk of the clients may establish an allowance for uncollectible accounts in the future. At December 31, 2002, the Company believes that it does not have an accounts receivable credit risk, and therefore it has not established an allowance for uncollectible accounts.

The Company does not require collateral or other securities to support financial instruments subject to credit risk.

9.  CONCENTRATIONS

Sales of products from two primary suppliers, provided approximately 48% and 39%, respectively, of our total revenue for the year ended December 31, 2002. Accounts receivable consisted of approximately 86% from three different vendors for the year ended December 31, 2002.

10. LONG-LIVED ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

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

11. STOCK-BASED COMPENSATION

As permitted by the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with APB Opinion No. 25, compensation expense for stock options issued to employees is based on the difference, on the date of grant, between the quoted market price of the Company's stock and the exercise price of the option. The measurement provisions of SFAS 123 are used to comply with the disclosure requirements of that statement. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete.

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

It is management's assessment that these Statements will not have a material impact on the Company's financial position or results of operations.

In April 2002, FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This Statement Rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002, however, the Company has elected to adopt the provisions of SFAS 145 for the year ended December 31, 2002.

In July 2002, the FASB Issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." The principal difference between this statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this new standard will not have a material effect on the results of operations of financial condition.

The FASB has issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which is effective for certain transactions arising on or after October 1, 2002. SFAS No. 147 will have no impact on the Company.

The FASB has issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements of SFAS No. 148. We currently account for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS No. 148 are not applicable to us at this time.

FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34," was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have made the disclosures required by FIN 45.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," was issued in January 2003. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest. The Company at the present time is not aware of any material impact.

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

During the fourth quarter of 2002, the Company sold 20,000 Shares of common stock to Brian Feagins for $10,000. Proceeds were used for working capital purposes.

2. WARRANTS

From January 1, 2001 through December 31, 2001, an aggregate of 454,000 warrants were issued by Valesc in connection with notes payable with a face value of $198,000. Proceeds of approximately $128,000 were allocated to these warrants. The assumptions used in determining the warrant valuation using the Black-Scholes option pricing model are risk-free interest rate (4.72% and 2.12%), volatility factor (45%), fair value ($0.33) and term of warrants (1 -
2.5 years). Further, for purposes of this calculation the Company assumed the maximum number of warrants would be issued or exercised at the lowest price indicated in the terms of the warrant agreement. The terms of these warrants are summarized as follows:

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

200,000 of the above warrants were exercised in November 2002 at $0.01.

In January 2002, the Company issued 50,000 warrants to a consultant of the Company for services rendered, exercisable at $.333 per share through January 1, 2007. One half of the warrants vest upon the filing of the registration statement, the remaining half vests 10 days after shares of Company stock begin trading. A charge of $6,800 was recognized for the issuance of these warrants.

3. STOCK OPTION PLAN

On April 6, 2001, the Company adopted a Stock Option Plan (the "Option Plan"). The Option Plan authorized the granting of both incentive and nonqualified stock options for up to 1,500,000 shares of common or preferred stock to officers, directors and key employees. The objectives of the Option Plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees with the opportunity to acquire both Common and Preferred Stock. Options under the company's Option Plan generally vest over a four-year period, and generally expire ten years after the grant date.

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

For the years ended December 31, 2002 and 2001, the difference between compensation measured under the fair value and intrinsic value method was immaterial, therefore, the proforma disclosure requirements of SFAS 123 and SFAS 148 are not presented here.

The following table summarizes information concerning outstanding and exercisable stock option and warrants at December 31, 2002:

                                                         WEIGHTED
                     EXERCISE     OUTSTANDING AT          AVERAGE         EXERCISABLE AT
                       PRICE    DECEMBER 31, 2002     CONTRACTUAL LIFE   DECEMBER 31, 2002
                       -----    -----------------     ----------------   -----------------
       Warrants          0.300            50,000        0.08 years              50,000
       Warrants          0.010            25,000        0.03 years              25,000
       Warrants          1.000           780,000        1.97 years             780,000
       Options           0.250           100,000        0.15 years             100,000
       Options           0.500           100,000        0.15 years             100,000
       Options           0.250           100,000        0.15 years             100,000
       Options           0.500           100,000        0.15 years             100,000
       Options           0.707           500,000        0.76 years             500,000
       Options           0.333            50,000        0.13 years              50,000
       Options           0.707            37,500        0.06 years              37,500
       Options           0.707             6,250        0.01 years               6,250
       Options           0.707            75,000        0.11 years              75,000
       Options           0.707            12,500        0.02 years              12,500
       Options           0.400            10,000        0.03 years              10,000
       Options           0.400            10,000        0.03 years              10,000
       Options           0.400            10,000        0.03 years              10,000
       Options           0.400            10,000        0.02 years              10,000

4. OTHER STOCK OPTIONS

Valesc Inc. recorded expenses of $0 and $218,000 in the years ended December 31, 2002 and 2001, respectively, for expenses incurred by several consultants, representing the estimated fair value of the services rendered. In March 2001, the Company issued equity instruments in lieu of cash for such expenses incurred. The Company initially issued 512,700 shares to such consultants pursuant to cashless-exercise agreements entered into to discharge the liabilities. In September 2001, the Company informed the consultants that the agreements were invalid and required revision. All but 78,000 of the initially issued shares were rescinded or cancelled. The Company continues to carry the costs of these services in accrued expenses for those consultants whose shares were rescinded or cancelled. The consultants who agreed to retain 70,000 of the 78,000 shares were required to issue a promissory note (included as part of consultant's payable) (bearing interest at 3% per annum, commencing six months after issuance) to the Company for the fair value ($.33) of the shares granted. The promissory note requires payment of amounts due the Company upon sale of the underlying shares by the holder. The consultant holding 8,000 of such shares paid the Company for the shares in July 2001.

In December of 2002, the Company reduced the liability associated with these previously issued options from $223,000 to $117,000. This reduction was made based on the lack of collection efforts made by the consultants, as well as the Company's belief that any collection efforts by many of the consultants could be rejected on the basis of previously executed releases from the consultants.

5. THE INVESTMENT AGREEMENT WITH SWARTZ

On June 7, 2001, as amended on August 29, 2001 and September 26, 2001, the Company entered into an Investment Agreement with Swartz Private Equity, LLC ("Swartz") under which the Company, from time to time, has the option to issue Swartz shares of Common Stock up to a maximum aggregate offering amount of $20,000,000. Under the Investment Agreement, shares are issued to Swartz, and Swartz pays for the shares in transactions referred to as puts. The Company has the right, at its sole discretion, to put shares of its Common Stock, to Swartz, which Swartz must purchase, for a dollar amount of up to $2.0 million in each Put, subject to additional limitations on the timing of our exercise of put rights and on the number of shares Swartz is obligated to purchase. The Company's right to put shares to Swartz is for a period of three years beginning on the effective date of the registration statement.

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

As consideration for entering into the Investment Agreement, the Company granted to Swartz a warrant to purchase 780,000 shares of our Common Stock (the Commitment Warrants). The exercise price for the Commitment Warrants is $1.00, provided that on the date six months after the date of issuance of the warrants, or October 24, 2001, and on each six month anniversary thereafter, the exercise price is subject to adjustment based on the lowest closing price for the five trading days preceding the adjustment.

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

NOTE F - NOTES PAYABLE AND BANK LOAN PAYABLE

The principal amount of the notes payable issued by Valesc Inc. and bank loan payable assumed during the Medex acquisition mature as follows:

2003     $272,017
2004     $ 60,747
2005     $ 11,815
2006     $  4,168
         --------
         $348,747
         --------

1. RELATED PARTY NOTES

During the year ended December 31, 2001, the Company received advances from related parties aggregating $78,000. These notes included detachable warrants as summarized in Note E-2. These loans bear interest at a rate of 14% per annum, none of which has been paid to date. Each of the notes is guaranteed by the Company's officers and directors. Of the total proceeds of this financing, approximately $49,200 was allocated to warrants (Note E). Approximately $18,000 of the net Notes Payable of $28,800 was converted to equity during the year ended December 31, 2002.

During the year ended December 31, 2002, the Company received advances from two related parties aggregating $57,500. One loan ($50,000) bears interest at a rate of 10% per annum and the other loan ($7,500) bears interest at a rate of 40% per annum, none of which has been paid to date.

2. NON-RELATED PARTY NOTES

During the year ended December 30, 2001, the Company issued notes to non-related parties aggregating $120,000. One loan ($5,000) bears interest at a rate of 10% per annum, and the second loan ($100,000) and third loans ($15,000) bear interest at a rate of 14% per annum, none of which has been paid to date. $100,000 of these notes was due in December 2002, $5,000 is due in September 2001, and $15,000 is due May 23, 2003. Payment of these notes is guaranteed by the Company's officers and directors. These notes included detachable warrants. Of the total proceeds of this financing, approximately $78,500 was allocated to warrants (Note E).

The note due in September 2001 has not been extended, however, the Company has received a verbal agreement from the noteholder that it will not attempt to enforce payment.

During the year ended December 31, 2002, the Company issued a note to a non-related party for $5,000. This loan bears interest at a rate of 40% per annum, none of which has been paid to date.

On September 1, 2002, the Company issued a convertible debenture to Dr. Robert Scheinberg, a member of its advisory board. The debenture in the amount of $15,000 bore interest at a rate of 10%, and was convertible into common stock at $0.60 per share at the option of the Company at any time that it's common stock was publicly traded at or above $0.80 per share for five consecutive days. The Company exercised its conversion option on October 22, 2002, and issued Dr. Scheinberg 25,418 shares for principal and interest accrued.

On August 27, 2002, the Company issued a convertible debenture to David Baskin. The debenture in the amount of $15,000 bore interest at a rate of 10%, and was convertible into common stock at $0.40 per share at the option of the Company at any time that it's common stock was publicly traded at or above $0.80 per share for five consecutive days. The Company exercised its conversion option on November 1, 2002, and issued Mr. Baskin 38,178 shares for principal and interest accrued.

The above two convertible debentures did not contain a beneficial conversion feature because, at the commitment date [date of issuance], the conversion price was not below the market price.

On November 18, 2002 the Company restructured its loan from Christopher Coons. The outstanding principal and interest of approximately $120,000 were cancelled in exchange for a new note in the amount of $175,000, bearing the same 14% interest rate. The new note has payments of $50,000 due on each of March 31, June 30 and September 30, 2003. The remaining principal and accrued interest are payable on December 31, 2003. Mr. Coons was also granted a warrant to purchase up to 50,000 shares of the Company's common stock at $0.30 per share. The Company recognized a loss on extinguishments of debt of $19,500 which is included in the statement of operations in other income and expenses.

During the year ended December 31, 2002 the Company issued a note for $60,000 for the settlement of approximately $111,000 of debt owed to a vendor. The Company in addition issued 17,500 shares of its common stock to the vendor as part of the settlement valued at $8,750. The Company recorded approximately $43,000 as forgiveness of debt for this transaction and is included in the statement of operations in other income and expenses.

During the year ended December 31, 2002 the Company obtained releases from debt from various consultants that were owed funds during the initial development of Valesc. The total of this release was approximately $107,000 and is included in the statement of operations in other income and expenses.

NOTE G - INCOME TAXES

At December 31, 2002, the Company recorded a net deferred tax asset from operations of approximately $260,000. This tax asset is due primarily to the accumulated net operating losses incurred and the difference of filing income tax returns on the cash basis. A valuation allowance of an equal amount has been recorded because the Company believes that it is more likely than not that the losses will not be utilized. The valuation allowance decreased by approximately $400,000 from December 31, 2001.

The Company has accumulated approximately $625,000 of taxable losses which can be used to offset future federal taxable income. The utilization of the losses expires as follows:

2019     $  1,000
2020     $  9,000
2021     $ 47,000
2022     $568,000
         --------
         $625,000
         --------

Changes in ownership resulting from transactions among our stockholders and sales of common stock by us, may limit annual realization of the tax net operating loss carryforwards that could become available under Section 382 of the Internal Revenue Code.

NOTE H - COMMITMENTS AND CONTINGENCIES

1. LEASES

The Company's OJI subsidiary entered into a lease agreement beginning March 1, 2002 which has a monthly rent expense of $880 and is on a month-to-month basis (See Note I).

The Company's Medex subsidiary entered into a 22-month lease beginning February 2003 which has a monthly rent expense of $1,500.

2. EMPLOYMENT AGREEMENTS

Effective January 1, 2001, the Company entered into employment agreements with Jeremy Kraus, Samuel Cohen and Garrett Miller containing identical terms. The agreements are summarized as follows: (A) initial term of three years, with automatic one-year renewal terms thereafter; (B) during each year of the first three years, each executive shall receive: (i) during the first year, an annual base salary equal to the greater of (a) $50,000 or (b) 2.5% of the total revenue of the Company and its subsidiaries for such year, up to a maximum of $150,000;
(ii) during the second year, an annual base salary equal to the greater of (a) $55,000 or (b) 2.5% of the total revenue of the Company and its subsidiaries for such year, up to a maximum of $165,000; and (iii) during the third year, an annual base salary equal to the greater of (a) $60,500 or (b) 2.5% of the total revenue of the Company and its subsidiaries for such year, up to a maximum of $181,500; (C) the Board of Directors may consider one or more increases in the salary payable to the executive in respect of any renewal term; (D) in the event the Company is not in a position, due to our then-current financial situation, to make any salary payment(s) to the executives, the unpaid salary shall accrue without interest; (E) all accrued and unpaid salary shall be immediately due and payable upon the occurrence of any change of control, defined as the sale of a controlling interest in the Company's capital stock to one or more buyers acting in concert, the sale of all or substantially all of our assets, or any corporate merger or consolidation resulting in one or more parties, who did not previously hold a controlling interest in our capital stock, owning a controlling interest in our capital stock or our successor company; (F) the executives shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors from time to time. Accrued salaries for these agreements was approximately $199,000 at December 31, 2002.

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

Effective January 1, 2003 and in connection with our acquisition of Medex, Medex entered into an employment agreements with its President, Edward Kraus and its key salesperson, Robert Kraus. The agreements provides as follows: (A) an initial term of one year, with automatic one-year renewal terms thereafter; (B) salary in the form of all commission income attributable to each up to $13,000, plus 50% of amounts in excess of $13,000; (C) the executives shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors of Medex from time to time.

3. LITIGATION

A shareholder of a predecessor of Atlas Holdings filed a suit against the predecessor company seeking additional stock ownership of Atlas Holdings. The case was dismissed for failure to prosecute. The Company believes there are valid and meritorious defenses to such claim, if the suit is re-filed.

4. DISTRIBUTION AGREEMENT

The Company entered into an exclusive distribution agreement with BioAccess in December 2002 and expects to receive its first shipment of goods for sale during the second quarter of 2003. Unlike the Company's sales representation arrangements, the Company will carry inventory and take ownership of the products it sells when acting as a distributor.

NOTE I - MEDEX GOODWILL

The Company recorded goodwill of $200,000 associated with the acquisition of Medex (see note A-6). At the date of acquisition, Medex had assets of $47,775, liabilities of $43,369 and a book value of $4,406. The purchase price of Medex was $204,406, based on a per share valuation of $0.314 per share for 650,000 shares. This per share value was arrived at based on a comparison of recent purchases of restricted Valesc stock by non-related party investors, as well as an evaluation of the additional illiquidity of the stock based on shareholders agreements entered into by the sellers.

This goodwill is less than the estimated future cash flows of the Medex subsidiary. However, those cash flows rely on several estimates including the success of the BioAccess product line with Medex's customers and the Company's ability to fund the expansion of Medex's sales force. If these new initiatives are less successful than expected, Medex will fail to achieve the projected profitability. In this case, the Company will re-evaluate the appropriateness of the goodwill and may take a charge due to impairment of the goodwill.


PRESENTATION

Certain amounts in the December 31, 2001 financial statements have been reclassified to conform to the December 31, 2002 presentation.


NOTE J - SUBSEQUENT EVENTS

On March 11, 2003, the Company retired its note payable to Tim Holk in the amount of $6,227 including accrued interest.

On March 24, 2003 Garrett A. Miller resigned as a Vice President of the Company. The Company owed Mr. Miller approximately $78,000 in accrued but unpaid salary as of March 31, 2003.

On March 25, 2003, the Company retired its note payable to Dean Vilone in the amount of $12,259 including accrued interest

On March 31, 2003, the Company retired its note payable to Milton and Golda Toorans in the amount of $7,936 including accrued interest.

On January 22, 2003, we entered into an arrangement with First China Capital, Inc., a Chinese corporation with its principal offices located in Beijing, China, for the purchase from time to time by First China of up to 10,000,000 shares of our common stock in offshore transactions for 30% of the bid price per share on the OTC Bulletin Board on the day of purchase. As of March 28, 2003, we have sold 782,337 shares of common stock pursuant to this arrangement.

On February 25, 2003, we entered into an arrangement with Simon Worship, a Spanish corporation with its principal offices located in Madrid, Spain, for the purchase from time to time by Simon Worship of up to 2,000,000 shares of our common stock in offshore transactions for 35% of the bid price per share on the OTC Bulletin Board on the day prior to the date of purchase. As of March 28, 2003, we have sold 689,382 shares of common stock pursuant to this arrangement.

On February 25, 2003, we entered into an arrangement with Pan European Investment Management, a Spanish corporation with its principal offices located in Marbella, Spain, for the purchase from time to time by Pan European of up to 2,000,000 shares of our common stock in offshore transactions for 35% of the bid price per share on the OTC Bulletin Board on the day prior to the date of purchase. As of March 28, 2003, we have sold 124,100 shares of common stock pursuant to this arrangement.


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

On November 6, 2002, we decided to terminate our relationship with our independent accountants, Grant Thornton LLP ("Grant Thornton"), and engaged Moore Stephens, P.C. ("Moore Stephens") as our independent accountants to audit and report on our financial statements. Our Board of Directors approved this decision.

Grant Thornton's reports since its engagement on September 5, 2001 do not contain any adverse opinion or a disclaimer of opinion, nor are they qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report dated March 8, 2002 indicated conditions which raised substantial doubt about our ability to continue as a going concern.

During the period from Grant Thornton's engagement on September 5, 2001 until termination, we did not have any disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make a reference to the subject matter of the disagreement(s) in connection with its report.

During the period from Grant Thornton's engagement on September 5, 2001 until termination, there were no reportable events with Grant Thornton as described in
Item 304(a)(1)(v) of Regulation S-K.

At no time during the period from Grant Thornton's engagement on September 5, 2001 and prior to engaging Moore Stephens, did we consult Moore Stephens regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions or a reportable event described in paragraph 304(a)(1)(v).


                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following are the names, ages and current positions of each of our directors and executive officers:

NAME                    AGE         POSITION
----                    --           --------
Jeremy Kraus            27          Director, Chairman of the Board of
                                    Directors and Chief Executive Officer

Samuel Cohen            26          Director and President (and acting chief
                                    financial and accounting officer)

Garrett Miller          25          Director

Harry Kraus             47          President of OJI Surgical subsidiary

Edward Kraus            51          President of Medex subsidiary

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

           Samuel Cohen is a Director and the President of the Company and has served in this capacity since October 2000. Mr. Cohen has also served as Secretary since March 19, 2003. Prior to his initial appointment, Mr. Cohen served as Chief Operating Officer of Jeremy's MicroBatch Ice Creams for approximately two years and as a Product Design Consultant for Rosenbluth International for two years. Mr. Cohen is a 1998 graduate of the Wharton School of the University of Pennsylvania, where he received a B.S. in economics. Apart from his work with MicroBatch and Rosenbluth, Mr. Cohen did not have significant business experience prior to graduation.

           Garrett Miller is a Director of the Company and has served in this capacity since October 2000. Mr. Miller served as Vice President of the Company from October 2000 until March 24, 2003. Prior to his initial appointment, Mr. Miller served as management data contact for Mount Lucas Management, a hedge fund in Princeton, New Jersey, for approximately one year, and in 2000 Mr. Miller was a member of the U.S. Olympic Rowing Team that competed in Sydney, Australia. Mr. Miller is a 1999 graduate of the Wharton School of the University of Pennsylvania, where he received a B.S. in economics. Mr. Miller did not have significant business experience prior to graduation.

           Harry Kraus is the President of our OJI Surgical subsidiary, and is responsible for all of our sales efforts. Mr. Kraus served as President from the founding of OJI in 1988 to the present. Prior to founding OJI, Mr. Kraus served as a sales agent for the State of Oregon for Howmedica for two years. From 1984 to 1986, he served as product manager for Porous-Coated Knee Systems for Howmedica in Rutherford, New Jersey. From 1990 to 1999 Mr. Kraus served as a director of Acumed, Inc., a medical device manufacturer that is currently our primary supplier. In 1999, Acumed was sold to the Marmon Group in a private transaction. From 1978 to 1984, Mr. Kraus held a variety of corporate sales positions at Howmedica and I.B.M., both in Los Angeles, California. He is a 1978 graduate of San Jose State University, where he received a B.S. in Business Administration.

         Edward Kraus is the President of our Medex subsidiary. Mr. Kraus has served as the President of Medex since its founding in 1991. Prior to founding Medex, Mr. Kraus served as an international executive with the Southland Corporation where he developed markets in Japan, Australia and Western Europe. Mr. Kraus is a 1974 graduate of San Jose State University where he received his B.A. in Psychology.

Harry Kraus, the President of OJI, is the uncle of Jeremy Kraus, our Chief Executive Officer.

Edward Kraus, the President of Medex, is the father of Jeremy Kraus.

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

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownerships and reports of changes in ownership, and to furnish us with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports and written statements from officers and directors furnished to the Company, all
Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our common stock were complied with during the year.

Item 10.  EXECUTIVE COMPENSATION

The following table provides information relating to compensation (i) for the period from our formation on June 2, 2000 through December 31, 2000, and for the years ended December 31, 2001 and 2002, for each of our executive officers, (ii) for the last three fiscal years for the President of our OJI Surgical subsidiary, and (iii) for the last three fiscal years for the President of our Medex subsidiary. The amounts shown include compensation for services in all capacities provided to us.

                                          ANNUAL          LONG-TERM
                                       COMPENSATION      COMPENSATION
                                                            AWARDS
                                       ------------      -------------
NAME AND             PERIOD               SALARY          SECURITIES       ALL OTHER
PRINCIPAL                                                 UNDERLYING     COMPENSATION
POSITION                                                    OPTIONS
---------           --------           -------------     -------------   -------------
JEREMY KRAUS         10/24/00             $14,000             --              --
Chief Executive      to 12/31/00(1)
Officer
                     1/1/01               $50,000(3)         300,000(4)       --
                     to 12/31/01(2)


                     1/1/02               $55,000(3)                          --
                     to 12/31/02

SAMUEL COHEN         10/24/00             $14,000             --              --
President            to 12/31/00(1)

                     1/1/01
                     to 12/31/01(2)       $50,000(3)         300,000(4)       --

                     1/1/02               $55,000(3)                          --
                     to 12/31/02

GARRETT MILLER       1/1/01               $50,000(3)         --               --
Vice President       to 12/31/01(2)

                     1/1/02               $55,000(3)         --               --
                     to 12/31/02 (5)

HARRY KRAUS          1/1/00
President of OJI     to 12/31/00          $126,804           --               --
Surgical, Inc. (6)
                     1/1/01
                     to 12/31/01          $135,902           --               --

                     1/1/02
                     to 12/31/02          $106,366           --               --

EDWARD KRAUS         1/1/00
President of         to 12/31/00          $99,486         --               --
Medex (7)
                     1/1/01
                     to 12/31/01          $70,234            --               --

                     1/1/02
                     to 12/31/02          $67,000            --               --


(1) Jeremy Kraus and Samuel Cohen began working for Valesc NJ upon its formation on October 24, 2000.

(2) Jeremy Kraus, Samuel Cohen and Garrett Miller were appointed in connection with the closing of the Valesc NJ merger on March 22, 2001. However, for services rendered prior to that date, we entered into employment agreements with each of these executive officers effective January 1, 2001. The terms of these agreements are substantially identical. See "MANAGEMENT--EMPLOYMENT AND RELATED AGREEMENTS".

(3) As of March 31, 2003, $229,329 in the aggregate was accrued and unpaid to Jeremy Kraus, Samuel Cohen, and Garrett Miller.

(4) Options vest in three tranches of 100,000 shares each on December 31, 2001, 2002 and 2003. See "MANAGEMENT--EMPLOYMENT AND RELATED AGREEMENTS".

(5) Garrett Miller resigned as Vice President effective March 24, 2003, and agreed to the cancellation of 300,000 options that had been granted to him. See "MANAGEMENT--EMPLOYMENT AND RELATED AGREEMENTS".

(6) We acquired OJI Surgical, Inc. on December 17, 2001. All compensation paid to Mr. Kraus was paid by OJI.

(7) We acquired Medex on December 15, 2002. All compensation paid to Mr. Kraus was paid by Medex.


EMPLOYMENT AND RELATED AGREEMENTS

Effective January 1, 2001, we entered into employment agreements with Jeremy Kraus and Samuel Cohen containing identical terms. The agreements may be summarized as follows: (A) initial term of three years, with automatic one-year renewal terms thereafter; (B) during each year of the first three years, each executive shall receive: (i) during the first year, an annual base salary equal to the greater of (a) $50,000 or (b) 2.5% of the total revenue of Valesc and its subsidiaries for such year, up to a maximum of $150,000; (ii) during the second year, an annual base salary equal to the greater of (a) $55,000 or (b) 2.5% of the total revenue of Valesc and its subsidiaries for such year, up to a maximum of $165,000; and (iii) during the third year, an annual base salary equal to the greater of (a) $60,500 or (b) 2.5% of the total revenue of Valesc and its subsidiaries for such year, up to a maximum of $181,500; (C) the Board of Directors may consider one or more increases in the salary payable to the executive in respect of any renewal term; (D) in the event we are not in a position, due to our then-current financial situation, to make any salary payment(s) to the executives, the unpaid salary shall accrue without interest; and (E) all accrued and unpaid salary shall be immediately due and payable upon the occurrence of any "change of control", defined as the sale of a controlling interest in our capital stock to one or more buyers acting in concert, the sale of all or substantially all of our assets, or any corporate merger or consolidation resulting in one or more parties, who did not previously hold a controlling interest in our capital stock, owning a controlling interest in our capital stock or our successor entity; (F) the executives shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors from time to time.

Because compensation in the employment agreements is based, in part, on a percentage of our revenue rather than net income, a possible conflict of interest exists for our executives, since management decisions that increase revenue in the short term may not be in the long term best interests of the Company.

The total payments deferred pursuant to clause (D) above as of March 31, 2003 is $143,984.

In addition to the foregoing, each of Jeremy Kraus and Samuel Cohen has been granted the option to purchase a total of 300,000 shares of common stock in equal installments of 100,000 shares at the end of each year of employment. The options are exercisable for a period of three years following the date of vesting, and the exercise price is as follows: (i) $.25 per share for the 100,000 shares that vest after the first year; (ii) $.50 per share for the 100,000 shares that vest after the second year; and (iii) $.75 per share for the 100,000 shares that vest after the third year. In the event the executive is terminated "without cause" by us or the executive terminates his employment "for good reason", any options then outstanding that have neither vested nor been terminated as of such date shall vest and become subject to purchase by the executive.

Effective March 24, 2003, Garrett Miller resigned as our Vice President. In connection with his resignation, Mr. Miller agreed to the cancellation of 300,000 stock options to which he was entitled and gave the Company or its designee(s) an option to purchase the common stock he currently owns. The option is exercisable for a period of five years and the exercise price is $.10 per share for the first three years, $.15 per share for the fourth year and $.20 per share for the fifth year.

Effective January 1, 2002 and in connection with our acquisition of OJI, OJI entered into an employment agreement with its President, Harry Kraus. The agreement provides as follows: (A) an initial term of one year, with automatic one-year renewal terms thereafter; (B) a monthly salary of $10,800; and (C) executive shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors of OJI from time to time.

Effective January 1, 2003 and in connection with our acquisition of Medex, Medex entered into an employment agreement with its President, Edward Kraus. The agreement provides as follows: (A) an initial term of one year, with automatic one-year renewal terms thereafter; (B) salary in the form of all commission income attributable to Mr. Kraus up to $13,000, plus 50% of amounts in excess of $13,000; (C) the executive shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors of Medex from time to time.

INCENTIVE STOCK OPTIONS

Under our stock option incentive plan approved on April 1, 2001, members of the Board of Directors, officers of, and consultants to, the Company or its subsidiaries may receive options to purchase our common stock. No options may be granted at less than fair market value on the date of the grant. To date, no options have been granted to our directors or executive officers under the plan.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of March 31, 2003. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.


TITLE            NAME OF                       AMOUNT AND NATURE OF   PERCENT OF
OF CLASS         BENEFICIAL OWNER              BENEFICIAL OWNERSHIP   CLASS
--------         --------------------          --------------------   ----------
Common           Jeremy Kraus                       3,510,937(1)        27.5%
Stock            Chairman and Chief
                 Executive Officer

Common           Samuel Cohen                       2,110,639(1)        16.5%
Stock            President and
                 Director

Common           Garrett Miller                     2,110,639(3)        16.5%
Stock            Director

Common           Harry Kraus                          541,933            4.2%
Stock            President of
                 OJI Surgical, Inc.

Common           Edward Kraus                         575,352            4.5%
Stock            President of
                 Medex

Common           All directors and
Stock            executive officers as a group      8,849,500           69.2%

Common           Century Goal Holdings Ltd.           600,000(2)         4.7%
Stock

(1) Owned directly. Each officer also holds unexercised options to purchase (i) 100,000 shares of common stock at $.25 per share and (ii) 100,000 shares of common stock at $.50 per share.

(2) Century also holds unexercised options to purchase 500,000 shares of common stock at an exercise price equal to 70% of the average closing price of the common stock in the ten trading days prior to the date of notice of exercise.

(3) Mr. Miller has given the Company or its designee(s) an option to purchase his common stock. See "Item 10 - Executive Compensation - Employment and Related Agreements."

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           On March 23, 2001, Edward Kraus loaned us $23,000 pursuant to a Debenture and Warrant Purchase Agreement with an interest rate of 14%. The agreement provides warrants for the purchase of up to 100,000 shares of common stock at $.10 per share, exercisable until February 1, 2003. Edward Kraus is the president of our Medex subsidiary and the father of Jeremy Kraus, our Chairman and Chief Executive Officer.

           On July 26, 2001, Harry Kraus loaned us $10,000 pursuant to a Debenture and Warrant Purchase Agreement with an interest rate of 14%. The agreement provides warrants for the purchase of up to 25,000 shares of common stock at $.01 per share, exercisable until February 1, 2003. On October 3, 2001, Harry Kraus loaned us an additional $25,000 pursuant to a Debenture and Warrant Purchase Agreement with an interest rate of 14%. The agreement provides warrants for the purchase of up to 25,000 shares of common stock at $.33 per share, exercisable until October 3, 2003. Harry Kraus is the president of OJI Surgical subsidiary and the uncle of Jeremy Kraus, our Chairman and Chief Executive Officer.

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

           We entered into employment agreements with Jeremy Kraus and Samuel Cohen, our executive officers, providing base salaries and options, and Harry Kraus and Edward Kraus entered into employment agreements with OJI and Medex, respectively. See "Item 10 --EMPLOYMENT AND RELATED AGREEMENTS."

           On January 1, 2001, we entered into an agreement with Garrett Miller appointing Mr. Miller as a director and providing compensation of $3,000 per month, a 4% equity interest and a 10% commission to Mr. Miller, payable in cash or stock, on total capital raised for us as a result of Mr. Miller's introductions. Mr. Miller earned a total of $12,000 in commissions under the agreement. On March 22, 2001, Mr. Miller's commission earnings and remaining equity were exchanged for a 12.5% equity interest in Atlas Holdings Inc., and all commission arrangements with Mr. Miller were eliminated. Atlas Holdings was owned 50% by Jeremy Kraus, our Chairman and Chief Executive Officer, 25% by Samuel Cohen, our President and Director, and the remaining 12.5% was owned by approximately nine persons, four of whom were related to Jeremy Kraus.

           On March 2, 2001, Valesc NJ entered into an agreement with William Tay, our sole director, officer and shareholder at the time, to compensate Mr. Tay for consulting services in connection with the acquisition of Valesc NJ. See "BUSINESS OF THE COMPANY--HISTORICAL BACKGROUND." The agreement provided for a total of $75,000 payable to Mr. Tay in installments from April 2001 through August 2001. To date we have paid approximately $57,500 under the agreement and are continuing to make payments on the remaining amount.

           On June 1, 1996, OJI Surgical, Inc. entered into a manufacturer's representative agreement with Acumed, Inc. The agreement has been renewed each year for one-year periods and is currently in effect. The terms of the agreement are consistent with OJI's other manufacturer's representative agreements. See "BUSINESS OF THE COMPANY--BUSINESS." Harry Kraus, the President of OJI and a Director, served as a director of Acumed from 1990 to 1999.

           In connection with our formation on June 2, 2000 as NetCentral Capital Fund, Inc., William Tay, our sole director, officer and shareholder at the time, served as a promoter in exchange for 5,000,000 shares of common stock. This amount was subsequently reverse split down to 277,237 shares. See "BUSINESS OF THE COMPANY--HISTORICAL BACKGROUND."

            On December 17, 2001, we acquired 100% of the capital stock of OJI Surgical from SMT in exchange for 266,000 shares of our common stock. OJI is operated by Harry Kraus, who serves as the sole director and President. Harry Kraus is the uncle of Jeremy Kraus, our Chief Executive Officer and director, and was also the owner of

31% of the outstanding capital stock of SMT at the time of the acquisition. Two of our executive officers, Jeremy Kraus and Samuel Cohen, who are also shareholders and serve as directors, were shareholders and served as directors of SMT until their resignation on May 17, 2002. As interested directors, Mr. Kraus and Mr. Cohen abstained from voting to authorize the acquisition of OJI on behalf of us and SMT.

           In connection with the merger of Atlas Holdings into us on May 20, 2002, each of our executive officers, including Harry Kraus, and Edward Kraus, executed a shareholders agreement prohibiting transfers of shares except in certain circumstances and in limited amounts. The agreement also provides a right of first refusal in favor of the Company to purchase shares proposed to be transferred, which right is assignable to the other parties to the agreement at the discretion of the Company.

           On May 20, 2002, Atlas Holdings Inc., the holder of 82.8% of our stock on such date, which had no business or assets and served only as a holding company, was merged into us. Pursuant to the merger (a) each issued and outstanding share of the stock of Atlas was exchanged for 986.12568 shares of our common stock, for a total of 8,458,000 shares of our common stock to the Atlas shareholders, and (b) 8,458,000 shares of our common stock owned by Atlas prior to the merger were cancelled. Jeremy Kraus, our Chairman and Chief Executive Officer, Garrett Miller, our Director and former Vice President, Samuel Cohen, our President and Director, and Harry Kraus, the President of our subsidiary, OJI Surgical, Inc. and a Director, owned 41%, 25%, 25% and 2%, respectively, of Atlas before the merger. As a result of the merger, they owned 34%, 21%, 21% and 2%, respectively, of our common stock. Each of the foregoing officers and Edward Kraus, who now owns 4.6% of our common stock, executed a shareholders agreement prohibiting transfers of shares except in certain circumstances and in limited amounts. The agreement also provides a right of first refusal in favor of the Company to purchase shares proposed to be transferred, which right is assignable to the other parties to the agreement at the discretion of the Company.

           On September 18, 2002, we sold 35,298 shares of common stock to a qualified investor, Edward Kraus, at $.50 per share, or an aggregate of $17,649.15, in connection with the cancellation of a previous loan from the investor to us. Edward Kraus is the father of Jeremy Kraus, our Chairman and Chief Executive Officer.

           On September 18, 2002, we sold 62,508 shares of common stock to a qualified investor, Harry Kraus, at $.50 per share, or an aggregate of $31,254.25, in connection with the cancellation of previous loans from the investor to us. Harry Kraus is the uncle of Jeremy Kraus, our Chairman and Chief Executive Officer.

           On September 18, 2002, we sold 46,656 shares of common stock to a qualified investor, Milton and Golda Toorans, at $.50 per share, or an aggregate of $23,827.95, in connection with the cancellation of a previous loan from the investor to us. The Toorans are the grandparents of Jeremy Kraus, our Chairman and Chief Executive Officer.

           On November 14, 2003, we issued a note in the principal amount of $50,000 to a qualified investor, Edward Kraus, the President of our Medex subsidiary, pursuant to the terms of a loan agreement. The note will pay interest at the rate of 10% per annum, with principal and interest due on November 15, 2004. Edward Kraus is the father of Jeremy Kraus, our Chairman and Chief Executive Officer.

           OJI Surgical, Inc. entered into a three-year lease commencing March 8, 2002 for approximately 700 square feet of office space located at 1730 SW Skyline Boulevard, Portland, Oregon, for $880 per month with maximum annual increases of 5%. Harry Kraus, the President of OJI, is a party to the lease, as well as the personal guarantor of OJI's obligations under the lease.

           On December 15, 2002, we issued 650,000 shares of common stock to SMT Enterprises Corporation pursuant to a Share Purchase Agreement between us, SMT and Medex, for the purchase of Medex. Medex is operated by Edward Kraus, who serves as a director and as President. Joanne Kraus serves as a director and as Secretary of Medex. Edward and Joanne Kraus are the parents of Jeremy Kraus, our Chief Executive Officer. Edward Kraus was also the President of SMT and a director and owner of 29% of the outstanding capital stock of SMT. Robert Kraus, who was a director of SMT and owner of 22.5% of the outstanding capital stock of SMT, is the uncle of Jeremy Kraus. As a result of the acquisition, Edward Kraus and Robert Kraus now own 4.5% and 2.7%, respectively, of our common stock.

           On March 24, 2003, we entered into a separation agreement with Garrett Miller in connection with his resignation as Vice President. The agreement (i) terminated Mr. Miller's employment agreement, which contained terms identical to the terms of the employment agreements for Jeremy Kraus and Samuel Cohen (see "Item 10 --EMPLOYMENT AND RELATED AGREEMENTS"), (ii) indicated that we owe Mr. Miller $78,298 in accrued salary and one month's severance pay, and (iii) provided that Mr. Miller would give us an option to purchase the common stock he currently owns (see "Item 10 --EMPLOYMENT AND RELATED AGREEMENTS").


Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

The Exhibits filed with this annual report are listed in the Index beginning on page 33.

The Company filed the following reports on Form 8-K during the last quarter of the year ended December 31, 2002:

     1. Form 8-K filed on November 14, 2002, reporting Item 4 on our decision to terminate our relationship with our independent accountants, Grant Thornton LLP, and engage Moore Stephens, P.C.

     2. Form 8-K filed on December 27, 2002, as amended to include financial statements on March 4, 2003, reporting Item 2 on our purchase of 100% of the capital stock of Morris Medical, Inc. d/b/a Medex, Inc., in exchange for 650,000 shares of our common stock.



Item 14.  CONTROLS AND PROCEDURES

           Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

           In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                                      Date: April 10, 2003

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                              Date
-----------                -------                            ------


/s/ SAMUEL COHEN           Director and President             April 10, 2003
---------------------      (Chief Financial and
Samuel Cohen               Accounting Officer)


/S/ GARRETT MILLER         Director                           April 10, 2003
---------------------
Garrett Miller

                                 CERTIFICATIONS



I, Jeremy Kraus, certify that:


1. I have reviewed this annual report on Form 10-KSB of Valesc Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 10, 2003




/s/ Jeremy Kraus
-----------------------
Jeremy Kraus - Chief Executive Officer

I, Samuel Cohen, certify that:


1. I have reviewed this annual report on Form 10-KSB of Valesc Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 10, 2003




/s/ Samuel Cohen
-----------------------
Samuel Cohen - President and Principal Financial Officer

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

2.4 Share Purchase Agreement dated December 15, 2002 by and among Valesc Inc., Medex, and SMT Enterprises Corporation for the acquisition of Medex by Valesc (filed as part of our Form 8-K filed on December 27, 2002 and incorporated herein by reference);

3.1 Amended and Restated Certificate of Incorporation (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

3.2 Amended and Restated By-Laws (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

4.1 Specimen Certificate for Common Stock (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.1 2001 Stock Option Plan (filed as part of our Form S-8 filed April 6, 2001 and incorporated herein by reference);

10.2 Amended and Restated Employment Agreement between Valesc Inc. and Jeremy Kraus dated January 1, 2002 (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.3 Amended and Restated Employment Agreement between Valesc Inc. and Samuel Cohen dated January 1, 2002 (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.4 Amended and Restated Employment Agreement between Valesc Inc. and Garrett Miller dated January 1, 2002 (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.5 Amended and Restated Employment Agreement between OJI Surgical, Inc. and Harry Kraus dated January 1, 2002 (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.6 Manufacturer's Representative Agreement dated June 1, 1996, as amended, between OJI Surgical, Inc., and Acumed, Inc. (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.7 Sales Representative Agreement dated July 1, 2000, between Harry Kraus, as representative, and Smith & Nephew, Inc. (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.8 Sales Representative Agreement dated July 2, 2000, between Harry Kraus, as representative, and Smith & Nephew Orthopaedics (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

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

10.11 Second Amended Commitment Warrant to Purchase Common Stock between Valesc Inc. and Swartz Private Equity, L.L.C. with an issue date of May 21, 2002 (filed as part of our Form SB-2 on May 24, 2002 and incorporated herein by reference);

10.12 Shareholders Agreement dated May 21, 2002 by and among Valesc Inc., Harry Kraus, Edward Kraus, Jeremy Kraus, Garrett Miller and Samuel Cohen (filed as part of our Form SB-2 on May 24, 2002 and incorporated herein by reference);

10.13 Termination Agreement dated May 21, 2002 by and between Valesc Inc. and Swartz Private Equity, LLC (filed as part of our Form SB-2 on May 24, 2002 and incorporated herein by reference);

10.14 Distribution and Purchase Agreement dated December 6, 2002 between Valesc Inc. and Bioaccess, Inc.;

10.15 Lease dated as of January 7, 2003 between Medex and The Dialog
Corporation;

10.16 Shareholders Agreement dated September 18, 2002 by and among Valesc Inc., Harry Kraus, Edward Kraus and Milton and Golda Toorans (filed as part of our Form 10-QSB filed on November 20, 2002 and incorporated herein by reference);

10.17 Addendum to Shareholders Agreement dated September 18, 2002 amending Shareholders Agreement dated May 21, 2002 by and among Valesc Inc., Harry Kraus, Edward Kraus, Jeremy Kraus, Garrett Miller and Samuel Cohen (filed as part of our Form 10-QSB filed on November 20, 2002 and incorporated herein by reference);

10.18 Separation Agreement dated March 24, 2003 between Garrett Miller and Valesc Inc.;

10.19 Stock Option Agreement dated March 24, 2003 between Garrett Miller and Valesc Inc.;

16.1 Letter from Grant Thornton LLP (filed as part of our Form 8-K filed on November 14, 2002 and incorporated herein by reference);

21.1 Subsidiaries of the Registrant.