Form 10QSB
period 2003-03-31
VALESC INC
filed 2003-05-23
CIK 1119690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission file number 0-31459


                              Valesc Holdings Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       23-3048857
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                  16200 Addison Road, Suite 190, Addison, TX  75001
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 931-1989
        -----------------------------------------------------------------
                           (Issuer's telephone number)

            Valesc Inc., 2300 Coit Road, Suite 300B, Plano, TX 75075
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,477,064 shares of common stock issued and outstanding as of May 16, 2003.

         Transitional Small Business Disclosure Format (check one);
         Yes [  ]  No  [X]

                              Valesc Holdings Inc.

                                      INDEX

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements.                                            Page

            Consolidated Balance Sheet [Unaudited]
            Consolidated Statements of Operations [Unaudited]
            Consolidated Statements of Cash Flows [Unaudited]
            Notes to Unaudited Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis or Plan of Operation.

  Item 3. Controls and Procedures.

PART II - OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds.

  Item 6.  Exhibits and Reports on Form 8-K.

                          Valesc Inc. and Subsidiaries
                     Consolidated Balance Sheet [Unaudited]
                                 March 31, 2003

ASSETS
Current Assets
   Cash                                                             $    63,044
   Accounts receivable, net                                              55,791
                                                                    -----------
     Total Current Assets                                               118,835
                                                                    -----------

PROPERTY AND EQUIPMENT, NET                                               3,511
GOODWILL                                                                200,000
SECURITY AND DEPOSITS                                                     2,333
                                                                    -----------
TOTAL ASSETS                                                        $   324,679
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Current maturities of notes payable,
   net of debt discount of $21,538                                  $   215,202
   Bank loan - current portion                                           10,224
   Accounts payable and accrued expenses                                353,030
   Accrued interest                                                      18,270
   Accrued Consultants' fees                                            117,060
   Officers' salaries payable                                           229,329
                                                                    -----------
Total Current Liabilities                                               943,115
                                                                    -----------

NOTES PAYABLE                                                            50,000
BANK LOAN                                                                23,100
                                                                    -----------
TOTAL LIABILITIES                                                     1,016,215
                                                                    -----------

COMMITMENTS AND CONTINGENCIES [NOTE F]

Potentially refundable common stock                                      40,000

STOCKHOLDERS' DEFICIT
Preferred Stock; $0.0001 par value; 20,000,000 shares authorized,
none issued and outstanding                                                --
Common Stock; $0.0001 par value; 100,000,000 shares authorized,
13,267,170 shares issued and outstanding                                  1,327
Additional paid-in capital                                              778,606
Accumulated deficit                                                  (1,511,469)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                            (731,536)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   324,679
                                                                    ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                          Valesc Inc. and Subsidiaries
                Consolidated Statements of Operations [Unaudited]
                      For the Three Months Ended March 31,

                                                         2003            2002
                                                     ------------    ------------
Commission income                                    $    199,690    $     54,624
                                                     ------------    ------------



Selling, general and administrative expenses              327,155         164,840
                                                     ------------    ------------
Loss from Operations                                     (127,465)       (110,216)
                                                     ------------    ------------
Other Expenses

Interest expense                                          (18,373)        (29,206)

Interest expense, related parties                          (1,251)           --
                                                     ============    ============
NET LOSS                                             $   (147,089)   $   (139,422)
                                                     ============    ============



Net loss per share basic and diluted                 $      (0.01)   $      (0.01)
                                                     ============    ============

Weighted average shares outstanding
basic and diluted                                      12,173,988       9,785,470
                                                     ============    ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          VALESC INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                2003        2002
                                                             ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                  $(147,089)   $(139,422)
   Adjustments to reconcile net loss to net cash
     Used in operating activities:
       Depreciation and amortization                               500          593
       Issuance of warrants for services                          --          6,800
       Noncash interest accretion                               10,263        3,301
             Decrease (Increase) in operating assets:
             Accounts receivable                                12,862        4,855
             Prepaid expenses                                     --           (765)
             Security and deposits                              (1,568)
           Increase (Decrease) in operating liabilities:
             Accounts payable and accrued expenses             (20,400)     (65,524)
             Accrued interest                                    4,668         --
             Accrued Consultants' fees                            --         31,566
             Officers' salaries payable                         29,838       24,750
                                                             ---------    ---------
               Net cash used in operating activities          (110,926)    (133,846)
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of bank loan                                      (3,183)        --
   Repayments of notes payable                                 (25,500)        --
   Proceeds from issuance of common stock                      162,546      150,000
                                                             ---------    ---------
               Net cash provided by financing activities       133,863      150,000
                                                             ---------    ---------

Net increase in cash                                            22,937       16,154

Cash, beginning of period                                       40,107       26,311
                                                             ---------    ---------
Cash, end of period                                          $  63,044    $  42,465
                                                             =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                       $     772         --
                                                             =========    =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                          VALESC INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   Three Months Ended March 31, 2003 and 2002

NOTE A - DESCRIPTION OF BUSINESS AND FORMATION OF COMPANY

The accompanying unaudited consolidated financial statements of Valesc Inc. and Subsidiaries ("the Company") consisting of OJI Surgical, Inc. (acquired on December 17, 2001) and Morris Medical, Inc. (acquired on December 15, 2002) have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principals in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-KSB for the year ended December 31, 2002. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated.

Valesc Inc., a New Jersey corporation ("Valesc NJ"), was incorporated on October 24, 2000, and at the date of inception was owned 100% by Atlas Holdings Inc ("Atlas"). Atlas was owned 50% by Jeremy Kraus, the Company's Chairman and Chief Executive Officer, 25% by Samuel Cohen, the Company's President and Director and, 12.5% by Garrett Miller, the Company's Director and former Vice President.

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

Founded as a Texas company in 1991, Morris Medical, Inc. d/b/a Medex, Inc. ("Medex") is a contract sales organization for medical devices and health care products, primarily in the orthopedic field. Medex serves customers in the northern parts of Texas.

NOTE B - LIQUIDITY AND GOING CONCERN

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. The Company has invested a significant amount of its effort and cash in the development of its business plan. As of March 31, 2003, the Company has a stockholders' deficit of approximately $732,000. The Company has incurred recurring losses including approximately $147,000 for the three months ended March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions, and to cover the overhead costs associated with Valesc. Operating losses are expected to continue throughout 2003.

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

o From January 1 through March 31, 2003, the Company received proceeds from the issuance of common stock of approximately $163,000.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin. Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs. Product returns by our customers are rare due to the specialized nature of the product, and therefore, we have concluded that no material allowance for refundable commission income on returned products is necessary at March 31, 2003 and March 31, 2002. Our revenues from product sales and service income are derived from the sale of new products distributed by us, and the refurbishment of used products.
Revenue is recognized as products are delivered to our customers.

2. EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The amount of options or warrants not considered in the loss per share calculation because their effect was antidilutive was 1,976,250 and 2,134,000 for the three months ended March 31, 2003 and 2002, respectively. Equity instruments which could dilute earnings per share in the future are listed in Note D2.

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

5. FINANCIAL INSTRUMENTS / CREDIT RISK

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

The Company maintains cash deposits with a major bank which from time to time may exceed the federally insured limits of $100,000. The Company did not exceed this limit at March 31, 2003. The Company periodically assesses the financial condition of the bank and believes that the risk of any loss is minimal.

Sales of products from two primary suppliers, provided approximately 42% and 26% respectively, of our total revenue for the three months ended March 31, 2003. Accounts receivable consisted of approximately 81% from three different customers for the three months ended March 31, 2003.

The Company routinely assesses the financial strength of all its clients and, based upon factors surrounding the credit risk of the clients may establish an allowance for uncollectible accounts in the future. At March 31, 2003, the Company believes that it does not have an accounts receivable credit risk, and therefore it has not established an allowance for uncollectible accounts.

The Company does not require collateral or other securities to support financial instruments subject to credit risk.

6. LONG-LIVED ASSETS AND IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE D - CAPITAL STOCK OF THE COMPANY

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

1. COMMON STOCK ISSUANCES BY VALESC INC.

In two common stock transactions during 2002, the Company sold 62,500 shares of common stock to Brian Kraus and 37,500 shares to Mark Walsh in sales intended to qualify for the private placement exemption provided under Section 4(2) of the Securities Act. In response to the due diligence requests of Mr. Kraus and Mr. Walsh prior to the sales, the Company provided them with copies of our registration statement on Form SB-2 currently on file with the Commission, but not yet effective, and available publicly on the Commission's EDGAR database. By providing copies of the Form SB-2, the Company may have engaged in a "general solicitation" invalidating the Section 4(2) exemption from registration. Without the Section 4(2) exemption, the sales of shares to Mr. Kraus and Mr. Walsh would have violated Section 5 of the Securities Act, in which case the Company could be liable to Mr. Kraus and Mr. Walsh under Section 12(a) (1) of the Securities Act for the amount of the proceeds ($40,000) plus interest during the one year period following the sales. If the Company is forced to repay these proceeds, it would impact our cash flow and could cause us to have insufficient working capital.

On January 22, 2003, we entered into an arrangement with First China Capital, Inc., a Chinese corporation with its principal offices located in Beijing, China, for the purchase from time to time by First China of up to 10,000,000 shares of our common stock in offshore transactions for 30% of the bid price per share on the OTC Bulletin Board on the day of purchase. As of March

31, 2003, we have sold 882,337 shares of common stock pursuant to this arrangement, with net proceeds of approximately $63,700.

On February 25, 2003, we entered into arrangements with Simon Worship and Pan European Investment, Spanish corporations with their principal offices located in Madrid, Spain and Marbella, Spain respectively, for the purchase from time to time of up to 2,000,000 shares of our common stock by each in offshore transactions for 35% of the bid price per share on the OTC Bulletin Board on the day prior to the date of purchase. As of March 31, 2003, we have sold 525,032 shares of common stock pursuant to this arrangement, with net proceeds of approximately $98,800.

2. STOCK OPTION PLAN

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

As discussed in Note D-2, on January 1, 2001, 900,000 stock options were granted pursuant to employment contracts. 300,000 of the granted shares become exercisable on each of December 31, 2001, 2002 and 2003. There were no options exercised through March 31, 2003. 300,000 options were forfeited by Garrett Miller as part of his separation agreement with the Company. The exercise price of the first-year element of the stock option grant is below the fair value of the Company's stock, therefore a 2001 compensation charge of $75,000, computed under the intrinsic value method, was recognized over the one-year vesting period. The second and third-year elements contain an exercise price at or above the fair value of the Company's stock at the date of grant and therefore no compensatory charge has been recorded.

NOTE E - NOTES PAYABLE AND BANK LOAN PAYABLE

The principal amount of the notes payable issued by Valesc Inc. and bank loan payable assumed during the Medex acquisition mature as follows:

2003         $246,964
2004         $ 61,004
2005         $ 12,096
            ----------
             $320,064
            ----------

1. RELATED PARTY NOTES

During the year ended December 31, 2001, the Company received advances from related parties aggregating $78,000. These notes included detachable warrants. These loans bear interest at a rate of 14% per annum. Each of the notes is guaranteed by the Company's officers and directors. Of the total proceeds of this financing, approximately $49,200 was allocated to warrants. Approximately $18,000 of the net Notes Payable of $28,800 was converted to equity during the year ended December 31, 2002. All of these notes have been subsequently converted to equity.

During the year ended December 31, 2002, the Company received advances from two related parties aggregating $57,500. One loan ($50,000) bears interest at a rate of 10% per annum and the other loan ($7,500) bears interest at a rate of 40% per annum. The loan for $7,500 was repaid on March 31, 2003. The loan for $50,000 plus accrued interest remains outstanding as of March 31, 2003.

2. NON-RELATED PARTY NOTES

The Company is in default of its note for $175,000 to Christopher Coons. No penalties for default are specified in the note, and the Company believes that it will become current by June 30, 2003.

On March 25, 2003 the Company's note for $15,000 to Dean Vilone was repaid.

On March 11, 2003, the Company's note for $5,000 to Tim Holk was repaid.

NOTE F - COMMITMENTS AND CONTINGENCIES

1. LEASES

The Company's OJI subsidiary entered into a lease agreement beginning March 1, 2002 which has a monthly rent expense of $880 and is on a month-to-month basis.

The Company's Medex subsidiary entered into a 22-month lease beginning February 2003 which has a monthly rent expense of $1,500.

2. EMPLOYMENT AGREEMENTS

Effective January 1, 2001, the Company entered into three-year employment agreements with Jeremy Kraus and Samuel Cohen containing identical terms. During 2003, these agreements provide for a salary of the greater of (a) $60,500 or (b) 2.5% of the total revenue of the Company and its subsidiaries for such year, up to a maximum of $181,500.

Accrued salaries under these agreements was approximately $229,000 at March 31, 2003.

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

On March 24, 2003 Garrett A. Miller resigned as a Vice President of the Company, terminating his employment agreement. The Company owed Mr. Miller approximately $78,000 in accrued but unpaid salary as of March 31, 2003.

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

NOTE G - MEDEX GOODWILL

The Company recorded goodwill of $200,000 associated with the acquisition of Medex. At the date of acquisition, Medex had assets of $47,775, liabilities of $43,369 and a book value of $4,406. The purchase price of Medex was $204,406, based on a per share valuation of $0.314 per share for 650,000 shares. This per share value was arrived at based on a comparison of recent purchases of restricted Valesc stock by non-related party investors, as well as an evaluation of the additional illiquidity of the stock based on shareholders agreements entered into by the sellers.

The estimated future cash flows of the Medex subsidiary exceed the goodwill. However, those cash flows rely on several estimates including the success of the BioAccess product line with

Medex's customers and the Company's ability to fund the expansion of Medex's sales force. If these new initiatives are less successful than expected, Medex will fail to achieve the projected profitability. In this case, the Company will re-evaluate the appropriateness of the goodwill and may take a charge due to impairment of the goodwill.

NOTE H - SUBSEQUENT EVENTS

On April 21, 2003 the Company changed its name to Valesc Holdings Inc. This change was made with the approval of the shareholders to be reflective of the Company's intended conversion to become a Business Development Company as wells as the exit of the Company's stock from the Depository Trust Company settlement system.

On April 21, 2003 the Company entered into a letter of intent to acquire Reliance Diagnostic Systems ("Reliance") of The Woodlands, Texas for a combination of approximately 90% stock and 10% cash. Reliance Diagnostic Systems is a distributor and manufacturers representative organization serving primarily the adult monitoring, cardiology and surgical segments in both hospital and alternate care markets throughout the western USA region. Reliance is believed to have estimated annual revenues through commissions and distribution sales of approximately $1.7M.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

Revenues generated amounted to $199,690 for the three months ended March 31, 2003 and $54,624 for the three months ended March 31, 2002. Almost all of the increase can be attributed to our acquisition of Morris Medical, Inc. and the inclusion of its sales.

We also experienced an increase in sales personnel at our OJI Surgical subsidiary, where we continue to attempt to build revenues from our newer Ascension and Hand Innovations product lines.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our operating expenses increased from $164,840 for the three months ended March 31, 2002 to $327,155 for the three months ended March 31, 2003.

These increases were primarily a result of the inclusion of Morris Medical's expenses for the quarter. In addition, we incurred expenses associated with the acquisition of Morris Medical, primarily audit fees. The remaining Selling, General and Administrative expenses for Valesc and OJI were relatively consistent for both periods.

INTEREST EXPENSE

Interest expense decreased from $29,206 in 2002 to $19,624 in 2003. Interest expense was reduced by the Company's conversion of certain loans to equity and by the repayment of other loans.

NET INCOME (LOSS)

Our reported net loss of ($147,089) for the three months ended March 31, 2003 as compared to net loss of ($139,422) for the three months ended March 31, 2002, is not a significant change. While the Company had improved results from its OJI subsidiary, these were offset by costs associated with the acquisition of Morris Medical.

SIGNIFICANT COMMITMENTS

Our significant financial commitments include bank and other loans, customary payables and employment contracts. $215,202 of our non-bank debt is categorized as short-term as of March 31, 2003. We expect to be able to meet our obligations under these agreements, or to receive extensions of these obligations as we have in the past.

Our bank loan has a current portion of $10,224 and is being retired in equal installments of approximately $1,000 monthly.

We have $229,000 in accrued officers' salaries on which we pay no interest, and continue to be liable for $15,000 monthly in payments to our officers.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin. Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs. Product returns by our customers are rare due to the specialized nature of the product, and therefore, we have concluded that no material allowance for refundable commission income on returned products is necessary at March 31, 2003 and March 31, 2002. Our revenues from product sales and service income are derived from the sale of new products distributed by us, and the refurbishment of used products. Revenue is recognized as products are delivered to our customers. Currently, we are not distributing any new or refurbished products.

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

GOODWILL

The Company recorded goodwill of $200,000 associated with the acquisition of Medex (see Note G). At the date of acquisition, Medex had assets of $47,775, liabilities of $43,369 and a book value of $4,406. The purchase price of Medex was $204,406, based on a per share valuation of $0.314 per share for 650,000 shares. This per share value was arrived at based on a comparison of recent purchases of restricted Valesc stock by non-related party investors, as well as an evaluation of the additional illiquidity of the stock based on shareholders agreements entered into by the sellers.

The estimated future cash flows of the Medex subsidiary exceed the goodwill. However, those cash flows rely on several estimates including the success of the BioAccess product line with Medex's customers and the Company's ability to fund the expansion of Medex's sales force. If these new initiatives are less successful than expected, Medex will fail to achieve the projected profitability. In this case, the Company will re-evaluate the appropriateness of the goodwill and may take a charge due to impairment of the goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE COMBINED ENTITY

As of March 31, 2003, we had cash of $63,044, negative working capital of approximately $824,000 and a stockholders' deficit of approximately $731,500. We have no credit or financing facility in place at the present time.

Valesc received approximately $162,500 during the three months ended March 31, 2003 from private placements of equity. Cash used in operating activities of Valesc was approximately $110,900 during the period.

The consolidated financial statements indicate that the profitability and operating contribution of OJI and Morris Medical have not been sufficient to offset the developmental and expansion expenses of Valesc. Until we can significantly expand the businesses of OJI and Morris Medical, we will be unlikely to achieve profitability. As of March 31,

2003, our current assets are less than the cash requirements of the Company for three months' activities. As a result of our lack of profitability, our accountants, in their report on our financial statements for the year ended December 31, 2002, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

The time and money required before we can complete our expansion plan and implement our growth strategy cannot be estimated with precision. We expect significant expenditures associated with entering into the expansion plan, including the cost of hiring and "sponsoring" new salespeople and the cost of the upgraded software and administrative infrastructure necessary to manage them, as well as travel and other expenses associated with acquiring new product lines and territories. Our anticipated cash requirements for the next twelve months are approximately $750,000, which includes $400,000 to fund the expansion plan and an expected cash-flow deficit from regular operations and repayment of debt of $300,000. Because we do not expect the expansion plan to begin contributing significantly to revenue during the next twelve months, we anticipate a negative cash-flow from regular operations similar to last year. The Company has commitments under employment agreements with each of its executive officers. Additionally, the Company has lease commitments totaling approximately $33,000 through March 31, 2005.

We intend to seek additional capital financing in order to assist in the funding of the above operations and expansion plan.

ITEM 3. CONTROLS AND PROCEDURES

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


PART II -- OTHER INFORMATION

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)  Recent Sales of Unregistered Securities

On January 22, 2003, we entered into an arrangement with First China Capital, Inc., a Chinese corporation with its principal offices located in Beijing, China, for the purchase from time to time by First China of up to 10,000,000 shares of our common stock in offshore transactions for 30% of the bid price per share on the OTC Bulletin Board on the day of purchase. As of May 16, 2003, we have sold 1,959,369 shares of common stock pursuant to this arrangement. The sales were accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the purchaser was a non-U.S. person as defined under the Securities Act.

On February 25, 2003, we entered into an arrangement with Simon Worship and Pan European, two Spanish corporations, each with its principal offices located in Madrid and Mirabella, Spain, for the purchase from time to time by each of up to 2,000,000 shares of our common stock in offshore transactions for 35% of the bid price per share on the OTC Bulletin Board on the day prior to the date of purchase. As of May 16, 2003, we have sold 657,894 shares of common stock pursuant to those two arrangements. The sales were accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the purchasers were a non-U.S. person as defined under the Securities Act.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Exhibit Index on page 25.

     (b) Reports on Form 8-K: On March 4, 2003, the Company filed a report on Form 8-K/A to amend its report on Form 8-K dated December 27, 2002 to amend Item 7 to include (a) Financial Statements of Business Acquired and (b) Pro Forma Financial Information in connection with the acquisition by the Company of Morris Medical, Inc.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2003
                                       Valesc Holdings Inc.
                                       (Registrant)

                                       By: /s/ Samuel Cohen
                                          -------------------------------------
                                           Samuel Cohen
                                           President

                                 CERTIFICATIONS
I, Jeremy Kraus, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Valesc Holdings Inc.;

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

Date: May 21, 2003


-----------------------
Jeremy Kraus
Chief Executive Officer


I, Samuel Cohen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Valesc Holdings Inc.;

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

Date: May 21, 2003


-----------------------
Samuel Cohen
President and Principal
Financial Officer

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

10.14 Distribution and Purchase Agreement dated December 6, 2002 between Valesc Inc. and Bioaccess, Inc. (filed as part of our Form 10-KSB on April 15, 2003 and incorporated herein by reference);

10.15 Lease dated as of January 7, 2003 between Medex and The Dialog Corporation (filed as part of our Form 10-KSB on April 15, 2003 and incorporated herein by reference);

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

10.18 Separation Agreement dated March 24, 2003 between Garrett Miller and Valesc Inc. (filed as part of our Form 10-KSB on April 15, 2003 and incorporated herein by reference);

10.19 Stock Option Agreement dated March 24, 2003 between Garrett Miller and Valesc Inc. (filed as part of our Form 10-KSB on April 15, 2003 and incorporated herein by reference).