Form 10QSB
period 2003-06-30
VALESC HOLDINGS INC
filed 2003-08-27
CIK 1119690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

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

                 -----------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,708,420 shares of common stock, $.0001 par value per share, issued and outstanding as of August 22, 2003. 14,224 shares of Series B Convertible Preferred stock, $.0001 par value per share, issued and outstanding as of August 22, 2003.

           Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

                              Valesc Holdings Inc.

                                      INDEX

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements.                                           Page

          Consolidated Balance Sheet [Unaudited]                            4
          Consolidated Statements of Operations [Unaudited]                 5
          Consolidated Statements of Cash Flows [Unaudited]                 6
          Notes to Unaudited Consolidated Financial Statements              7

  Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.                                                     17

  Item 3. Controls and Procedures.                                         20

PART II - OTHER INFORMATION

  Item 2. Changes in Securities.                                           21

  Item 4. Submission of Matters to a Vote of Security Holders.             23

  Item 6. Exhibits and Reports on Form 8-K.                                24

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                      VALESC HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET [UNAUDITED]
                                 JUNE 30, 2003

ASSETS
Current Assets
 Cash and cash equivalents                                $   196,476
 Accounts receivable                                           29,601
 Commissions receivable, net                                   98,326
 Inventory                                                     18,171
                                                          -----------
   Total Current Assets                                       342,574
                                                          -----------

Property and Equipment - net                                   10,307
Goodwill - Morris Medical                                     200,000
Goodwill - Dimension Distributing                             249,105
Security and Deposits                                           4,488
                                                          -----------
TOTAL ASSETS                                              $   806,474
                                                          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Notes payable                                            $   147,740
 Bank loan - current portion                                   10,251
 Bank - credit line payable                                    12,000
 Accounts payable and accrued expenses                        354,771
 Accrued interest payable                                      23,587
 Advance payable - related party                               66,023
 Officers' salaries payable                                    99,325
                                                          -----------
Total Current Liabilities                                     713,697
                                                          -----------


 Bank Loan - Long-Term Portion                                 20,673
                                                          -----------
TOTAL LIABILITIES                                             734,370
                                                          -----------

COMMITMENTS AND CONTINGENCIES [NOTE F]                           -

Potentially refundable common stock                            40,000

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.0001 par value,
 20,000,000 shares authorized, 8,000
 issued and outstanding                                             8
Common Stock, $0.0001 par value,
 100,000,000 shares authorized,
 16,304,420 shares issued and outstanding                       1,630
Additional paid-in capital                                  1,707,758
Accumulated deficit                                        (1,677,292)
                                                          -----------
TOTAL STOCKHOLDERS' EQUITY                                     32,104
                                                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $   806,474
                                                          ===========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      VALESC HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  [UNAUDITED]


                                               Six Months Ended June 30,     Three Months Ended June 30,
                                                  2003          2002              2003          2002
                                                  ----          ----              ----          ----
Commission income                              $  415,088    $  109,180        $  215,398    $   54,556
                                               ----------    ----------        ----------    ----------
Sales                                               9,123          -                9,123          -
Cost of Sales                                       5,826          -                5,826          -
                                               ----------    ----------        ----------    ----------
Gross Profit                                        3,297          -                3,297          -
                                               ----------    ----------        ----------    ----------
Gross Income from operations                      418,385       109,180           218,695        54,556
                                               ----------    ----------        ----------    ----------


Selling, general and administrative expenses      798,411       418,437           471,256       253,597
                                               ----------    ----------        ----------    ----------
Total Operating Expenses                          798,411       418,437           471,256       253,597
                                               ----------    ----------        ----------    ----------
Loss from Operations                             (380,026)     (309,257)         (252,561)     (199,041)
                                               ----------    ----------        ----------    ----------

Other income and [Expenses]
Interest expense                                  (49,946)      (56,437)          (30,322)      (27,231)
Forgiveness of debt                               117,060          -              117,060          -
                                               ----------    ----------        ----------    ----------
NET LOSS                                       $ (312,912)   $ (365,694)       $ (165,823)   $ (226,272)
                                               ==========    ==========        ==========    ==========

Net loss per share basic and diluted           $    (0.02)   $    (0.04)       $    (0.01)   $    (0.02)
                                               ==========    ==========        ==========    ==========

Weighted average shares outstanding
basic and diluted                              13,421,424    10,177,297        14,653,222     9,708,548




The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      VALESC HOLDINGS INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS [UNAUDITED]
                          FOR THE PERIOD ENDED JUNE 30,




                                                                                     2003            2002
                                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                            $(312,912)       $(365,694)
  Net Loss
  Adjustments to reconcile net income to net cash
    provided by opereating activities:
      Depreciation and amortization                                                    550           33,509
      Write off of property and equipment                                           (2,743)
      Issuance of warrants for services                                               -               6,800
      Net assets acquired in Dimension Distributing, Inc. purchase                 (43,906)
      Noncash interest accretion                                                    31,801           40,813
      Gain on forgiveness of debt                                                 (117,060)
      Changes in operating activities net of effects from acquisition of Dimension Distributing, Inc. (DDI)
          Decrease (Increase) in operating assets
            Accounts receivable                                                     72,270            8,886
            Commissions receivable - net                                           (30,122)
            Inventory                                                                  217
            Prepaid expenses                                                          -              (2,689)
            Security and deposits                                                   (3,723)
          Increase (Decrease) in operating liabilities
            Accounts payable and accrued expenses                                  (37,490)          32,367
            Accrued intereste                                                       12,670             -
            Officer salaries payable                                                 5,597           43,500
                                                                                 ---------        ---------
              Net cash used by operating activities                               (424,851)        (202,508)
                                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                                               -              (1,137)
  Acquisition of Dimension Distributing, Inc., net of cash acquired                 17,356
                                                                                 ---------        ---------
              Net cash used by investing activities                                 17,356           (1,137)
                                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash payments for bank loan                                                       (5,583)
  Cash paid for settlement of notes payable                                       (129,500)
  Cash paid towards advance payable - related party                                   (504)
  Proceeds from potentially refundable common stock                                   -              40,000
  Proceeds from issuance of common stock                                           699,451          185,000
                                                                                 ---------        ---------
              Net cash provided [used] by financing activities                     563,864          225,000
                                                                                 ---------        ---------

Net increase (decrease) in cash                                                    156,369           21,355

Cash, beginning of year                                                             40,107           26,311
                                                                                 ---------        ---------
Cash, end of year                                                                $ 196,476        $  47,666
                                                                                 =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest                                                           $   1,554        $    -
                                                                                 =========        =========

NON CASH DISCLOSURES
Issuance of common stock from conversion of debt and interest                    $  37,685        $    -
                                                                                 =========        =========
Issuance of common stock for the settlement of accrued officers payable          $ 105,763        $    -
                                                                                 =========        =========
Issuance of preferred stock for acquisition of Dimension Distributing, Inc.      $ 249,105        $    -
                                                                                 =========        =========




The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      VALESC HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                Three and Six Months Ended June 30, 2003 and 2002

NOTE A - DESCRIPTION OF BUSINESS AND FORMATION OF COMPANY

The accompanying unaudited consolidated financial statements of Valesc Holdings Inc. and Subsidiaries ("the Company") consisting of OJI Surgical, Inc. (acquired on December 17, 2001), Morris Medical, Inc. (acquired on December 15, 2002) and Dimension Distributing, Inc. (acquired on June 18, 2003) have been prepared in accordance with Regulation S-B promulgated by the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principals in the United States of America for complete financial statements. In the opinion of management, these interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for such interim periods are not necessarily indicative of results for a full year. The unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-KSB for the year ended December 31, 2002. All material inter-company accounts and transactions between the Company and its subsidiaries have been eliminated.

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

Founded as a Connecticut company in 1992, Dimension Distributing, Inc. ("DDI") is a contract sales and distribution organization for medical devices and health care products, primarily in the wound care and urology field. DDI serves customers throughout New England.

On June 18, 2003, TIM KAIN sold DDI to Valesc. Valesc received 100% of the outstanding stock of DDI in exchange for 8,000 shares of its Class B preferred stock. The acquisition expanded Valesc's sales area to the New England region and increased the variety of products it sells. The Company recorded significant goodwill associated with the merger (see note G).

NOTE B - LIQUIDITY AND GOING CONCERN

The accompanying financial statements of the Company have been prepared assuming the Company will continue as a going concern. The Company has invested a significant amount of its effort and cash in the development of its business plan. As of June 30, 2003, the Company has a stockholders' equity of approximately $ 32,000. The Company has incurred recurring losses including approximately ($313,000) for the six months ended June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will be required to seek external financing to continue developing its business plan and to consummate planned acquisitions, and to cover the overhead costs associated with Valesc. Operating losses are expected to continue throughout 2003.

During the next year, the Company intends to devote its time and resources to the growth of its medical device sales subsidiaries. The Company currently sells a variety of medical products, including orthopedic implants and surgical implements and tools, wound care products and urological implants and supplies. The Company intends to expand its sales of these products in two ways: (i) the addition of sales personnel to increase penetration in market areas already covered and to expand its geographic coverage, and (ii) the addition of new product lines for sales in these areas.

In addition to normal hiring costs, medical sales companies like the Company's subsidiaries generally "sponsor" new salespeople for a period of up to one year during which the Company subsidizes the employee's wages until they have built a sufficient customer base to support themselves solely on a commission basis. The Company cannot predict at what rate these salespeople will generate significant additional revenues to offset these costs.

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

Management's plans with respect to its liquidity issues include the following:

o The Company recently began trading on the Over-the-Counter Bulletin Board; a change that management believes will increase investor interest in the Company.

o Raise additional funding through the sale of debt and equity instruments to fund activities.

o From January 1 through June 30, 2003, the Company received proceeds from the issuance of common stock of approximately $699,500.

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

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin. Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs. Product returns by our customers are rare due to the specialized nature of the product, and therefore, we have concluded that no material allowance for refundable commission income on returned products is necessary at June 30, 2003 and June 30, 2002. Our revenues from product sales and service income are derived from the sale of new products distributed by us, and the refurbishment of used products. Revenue is recognized as products are delivered to our customers.

2. EARNINGS (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing the income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the loss for the period by the weighted average number of common shares adjusted for the dilutive effect of any potential common shares issuable during the period. The amount of common stock equivalents not considered in the loss per share calculation because their effect was antidilutive was 2,776,250 and 2,841,500 for the six months ended June 30, 2003 and 2002, respectively. Equity instruments which could dilute earnings per share in the future are listed in Note D2.

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

The Company maintains cash deposits with a major bank which from time to time may exceed the federally insured limits of $100,000. The Company exceeded this limit at June 30, 2003 by $13,500. The Company periodically assesses the financial condition of the bank and believes that the risk of any loss is minimal. Sales of products from two primary suppliers provided approximately 44% and 25% respectively, of our total revenue for the six months ended June 30, 2003. Approximately 81% of commissions receivable at June 30, 2003 is comprised of three different customers. The Company routinely assesses the financial strength of all its clients and, based upon factors surrounding the credit risk of the clients may establish an allowance for uncollectible accounts in the future. At June 30, 2003, the Company believes that it does not have an accounts receivable credit risk, and therefore it has not established an allowance for uncollectible accounts. As of June 30, 2003 the Company has an allowance of $3,000 against commissions receivable. The Company does not require collateral or other securities to support financial instruments subject to credit risk.

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

NOTE D - CAPITAL STOCK OF THE COMPANY

Valesc Holdings Inc. authorized capital stock consists of 100,000,000 shares of Common Stock, $.0001 par value per share, and 20,000,000 shares of preferred stock, $.0001 par value per share. Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend and it is not anticipated that dividends will be paid in the foreseeable future. Holders of Common Stock do not have preemptive rights to subscribe to any of our additional shares. There are no conversion, redemption, sinking fund or similar provisions regarding the Common Stock. All of the outstanding shares of Common Stock are fully paid and non-assessable and all of the shares of Common Stock offered hereby will be, upon issuance, fully paid and non-assessable. The Company has designated a Class B preferred stock generally for use as consideration for acquisitions. The terms of the Class B preferred stock are that each share is convertible at the holder's option into 1,000 common shares divided by the then current market price of the common stock. The Class B preferred has no voting rights, liquidity preference or special dividend. Any Class B preferred shares which are unconverted 3 years after issuance will be automatically converted at that time.

1. COMMON STOCK ISSUANCES BY VALESC HOLDINGS INC.

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

On January 22, 2003, we entered into an arrangement with First China Capital, Inc., a Chinese corporation with its principal offices located in Beijing, China, for the purchase from time to time by First China of up to 10,000,000 shares of our common stock in offshore transactions for 30% of the bid price per share on the OTC Bulletin Board on the day of purchase. As of June 30, 2003, we have sold 1,485,406 shares of common stock pursuant to this arrangement, with net proceeds of approximately $105,800.

On February 25, 2003, we entered into arrangements with Simon Worship and Pan European Investment, Spanish corporations with their principal offices located in Madrid, Spain and

Marbella, Spain respectively, for the purchase from time to time of up to 2,000,000 shares of our common stock by each in offshore transactions at a discount to the price per share on the OTC Bulletin Board on the day prior to the date of purchase. As of June 30, 2003, we have sold 2,754,300 shares of common stock pursuant to this arrangement, with net proceeds of approximately $593,400.

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

NOTE E - NOTES, BANK BORROWINGS AND ADVANCE PAYABLE

The principal amount of these liabilities matures as follows:

2003      $236,014
2004      $ 11,267
2005      $  9,406
          --------
          $256,687
          --------

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

During the year ended December 31, 2002, the Company received advances from two related parties aggregating $57,500. One loan ($50,000) bears interest at a rate of 10% per annum and the other loan ($7,500) bears interest at a rate of 40% per annum. The loan for $7,500 was repaid on March 31, 2003. The loan for $50,000 plus accrued interest was repaid on May 28, 2003 with a cash payment of $15,000 and the remaining $37,500 being converted into common stock at a price of $0.70 per share. Related party interest expense for the six months ended June 30, 2003 was approximately $2,000.

2. NON-RELATED PARTY NOTES

The Company is current in payments of its note for $175,000 to Christopher Coons. As of June 30, 2003 $90,000 plus accrued interest remained outstanding.

On March 25, 2003 the Company's note for $15,000 to Dean Vilone was repaid.

On March 11, 2003, the Company's note for $5,000 to Tim Holk was repaid.

3. LINE OF CREDIT

The Company as of June 30, 2003 had an outstanding credit line balance of approximately 12,000 due to a financial institution. The line of credit has a ceiling amount of $50,000 and interest is floated at 1% over the prime rate. The credit line is secured and collateralized by all of the assets of DDI [accounts receivable, fixed assets and inventory]. The credit line expires on December 31, 2003.

4. ADVANCES PAYABLE -- RELATED PARTY

The Company from time to time is advanced funds from a shareholder who is also an officer of the Company. As of June 30, 2003, approximately $66,000 is due to this shareholder. The shareholder requires no collateral to secure the advance and there are no stated provisions for accrued interest. The terms of the advance do not provide for minimum debt payments and the advance is classified as a long-term liability since the Company does not believe it will repay the balance within the near term or twelve months.

NOTE F - COMMITMENTS AND CONTINGENCIES

1. LEASES

The Company's OJI subsidiary entered into a lease agreement beginning March 1, 2002 which has a monthly rent expense of $880 and is on a month-to-month basis.

The Company's Medex subsidiary entered into a 22-month lease beginning February 2003 which has a monthly rent expense of $1,500.

The Company's DDI subsidiary entered into a lease ending July 2005 which has a monthly rent expense of $750.

2. EMPLOYMENT AGREEMENTS

Effective January 1, 2001, the Company entered into three-year employment agreements with Jeremy Kraus and Samuel Cohen containing identical terms. During 2003, these agreements provide for a salary of the greater of (a) $60,500 or (b) 2.5% of the total revenue of the Company and its subsidiaries for such year, up to a maximum of $181,500.

Accrued salaries under these agreements were approximately $99,000 at June 30, 2003.

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

On March 24, 2003 Garrett A. Miller resigned as a Vice President of the Company, terminating his employment agreement. The Company owed Mr. Miller approximately $30,000 in accrued but unpaid salary as of June 30, 2003.

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

Effective June 18, 2003 and in connection with our acquisition of DDI, DDI entered into an employment agreement with its President, Tim Kain. The agreement provides as follows: (A) an initial term of five years, with automatic one-year renewal terms thereafter; (B) salary limited by the requirement that the DDI subsidiary achieve a net income of 5% of sales below $1MM per year and 10% of all sales above $1MM per year (C) the executive shall be eligible to participate in bonuses awarded to senior management to the extent that such bonuses are awarded or authorized by the Board of Directors of DDI from time to time.

3. DISTRIBUTION AGREEMENT

The Company entered into an exclusive distribution agreement with BioAccess in December 2002 and expects to receive its first shipment of goods for sale during the third quarter of 2003. Unlike the Company's sales representation arrangements, the Company will carry inventory and take ownership of the products it sells when acting as a distributor.

NOTE G - GOODWILL

The Company recorded goodwill of $200,000 associated with the acquisition of Medex. At the date of acquisition, Medex had assets of $47,775, liabilities of $43,369 and a book value of

$4,406. The purchase price of Medex was $204,406, based on a per share valuation of $0.314 per share for 650,000 common shares. This per share value was arrived at based on a comparison of recent purchases of restricted Valesc stock by non-related party investors, as well as an evaluation of the additional illiquidity of the stock based on shareholders agreements entered into by the sellers. The estimated future cash flows of the Medex subsidiary exceed the goodwill. However, those cash flows rely on several estimates including the success of the BioAccess product line with Medex's customers and the Company's ability to fund the expansion of Medex's sales force. If these new initiatives are less successful than expected, Medex will fail to achieve the projected profitability. In this case, the Company will re-evaluate the appropriateness of the goodwill and may take a charge due to impairment of the goodwill.

The Company recorded goodwill of $249,000 associated with the acquisition of DDI. At the date of acquisition, DDI had assets of approximately $141,300, liabilities of approximately $97,400 and a book value of $43,900. The purchase price of DDI was approximately $309,000, based on a common stock equivalent per share valuation of $0.38 per share for 8,000 preferred shares. This per share value was arrived at based on a comparison of recent purchases of restricted Valesc stock by non-related party investors, as well as an evaluation of the illiquidity of the stock and terms prior to conversion to common stock. The estimated future cash flows of the DDI subsidiary exceed the goodwill. However, those cash flows rely on several estimates including the success of new product lines with DDI's customers and the Company's ability to fund the expansion of DDI's sales force. If these new initiatives are less successful than expected, DDI will fail to achieve the projected profitability. In this case, the Company will re-evaluate the appropriateness of the goodwill and may take a charge due to impairment of the goodwill.

NOTE H - SUBSEQUENT EVENTS

On July 11, 2003 the Company formed a new subsidiary, HSMG, Inc. to serve as a vehicle for master representation agreements with specialty product manufacturers and service providers. Edward Kraus, President of Medex will also serve as the President of HSMG.

On August 7, 2003 the Company, through its HSMG, Inc. subsidiary entered into a master representation agreement with Nuell Inc. for the national sales and marketing of Nuell's products and services. Nuell is primarily in the business of repairing and refurbishing

NOTE I - PRO FORMA INFORMATION

The following selected financial is presented to give effect to the DDI acquisition as if it had occurred at the beginning of the periods presented.

                   PRO FORMA [UNAUDITED] COMBINED INFORMATION

                             6 MONTHS ENDED            3 MONTHS ENDED
                               JUNE 30,                  JUNE 30,
                            2003        2002          2003        2002

Revenues                  707,688     411,099       339,467     175,364
Net Loss                 (289,414)   (319,927)     (190,851)   (213,320)
Loss per Share:
  Basic                     (0.02)      (0.03)        (0.01)      (0.02)
  Diluted                   (0.02)      (0.03)        (0.01)      (0.02)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUE

Revenues generated amounted to $424,211 for the six months ended June 30, 2003 and $109,180 for the six months ended June 30, 2002. Revenues during the three month periods ended June 30, 2003 and 2002 were $224,521 and $54,556, respectively. Most of these increases can be attributed to our acquisition of Morris Medical, Inc. and the inclusion of its sales. We also experienced an increase in sales personnel at our OJI Surgical subsidiary, where we continue to attempt to build revenues from our newer Ascension and Hand Innovations product lines. OJI experienced revenue increases of 29% and 23% over the year earlier period for the three and six month periods, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Our operating expenses increased from $418,437 for the six months ended June 30, 2002 to $798,411for the six months ended June 30, 2003. These increases were primarily a result of the inclusion of Morris Medical's expenses. In addition, we incurred expenses associated with the acquisition of Dimension Distributing, primarily legal and due diligence fees. The remaining Selling, General and Administrative expenses for Valesc and OJI were relatively consistent for both periods. Similarly, the operating expenses increased from $253,597 for the three months ended June 30, 2002 to $471,256 for the three months ended June 30, 2003. This increase is also primarily a result of the inclusion of Morris Medical's expenses.

INTEREST EXPENSE

Interest expense decreased from $56,437 in the six months ended June 30, 2002 to $49,946 in the six months ended June 30, 2003. During the three month periods ended June 30, 2003 and 2002 interest expenses were $30,322 and $27,231, respectively. Interest expense was reduced by the Company's conversion of certain loans to equity and by the repayment of other loans.

NET INCOME (LOSS)

Our reported net loss of ($312,912) for the six months ended June 30, 2003 declined 14% as compared to a net loss of ($365,694) for the six months ended June 30, 2002. In the three months ended June 30, 2003 we had a loss of ($165,828,) a decline from a loss of ($226,272) during the three months ended June 30, 2002. The decline in losses was due primarily to improved results at OJI, as well as the inclusion of DDI's profits for the final 12 days of the current period. While the Company had improved results from its OJI subsidiary, these were not large enough to offset the Company's significant overhead.

SIGNIFICANT COMMITMENTS

Our significant financial commitments include bank and other loans, customary payables and employment contracts. Approximately $$213,800 of our non-bank debt is categorized as short-term as of June 30, 2003. We expect to be able to meet our obligations under these agreements, or to receive extensions of these obligations as we have in the past.

Our bank loan has a current portion of approximately $10,250 and is being retired in equal installments of approximately $1,000 monthly.

We have $99,000 in accrued officers' salaries on which we pay no interest, and continue to be liable for $10,000 monthly in compensation to our officers.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin. Commission income as a manufacturers' representative on new product sales are recorded in the period during which the underlying product sale occurs. Product returns by our customers are rare due to the specialized nature of the product, and therefore, we have concluded that no material allowance for refundable commission income on returned products is necessary at June 30, 2003 and June 30, 2002. Our revenues from product sales and service income are derived from the sale of new products distributed by us, and the refurbishment of used products. Revenue is recognized as products are delivered to our customers.

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

USE INFORMATION FROM ABOVE

The Company recorded goodwill of $249,000 associated with the acquisition of DDI (see Note G). At the date of acquisition, DDI had assets of approximately $141,300, liabilities of approximately $97,400 and a book value of $43,900. The purchase price of DDI was approximately $309,000, based on a common stock equivalent per share valuation of $.38 per share for 8,000 preferred shares. This per share value was arrived at based on a comparison of recent purchases of restricted Valesc stock by non-related party investors, as well as an evaluation of the illiquidity of the stock and terms prior to conversion to common stock. The estimated future cash flows of the DDI subsidiary exceed the goodwill. However, those cash flows rely on several estimates including the success of new product lines with DDI's customers and the Company's ability to fund the expansion of DDI's sales force. If these new initiatives are less successful than expected, DDI will fail to achieve the projected profitability. In this case, the Company will re-evaluate the appropriateness of the goodwill and may take a charge due to impairment of the goodwill.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE COMBINED ENTITY

As of June 30, 2003, we had cash of approximately $196,000, a working capital deficit of approximately $(371,000) and stockholders' equity of approximately $32,000. Other than as disclosed in Note E to the financial statements, we have no unused credit or financing facility in place at the present time.

Valesc received approximately $699,500 during the six months ended June 30, 2003 from private placements of equity. Cash used in operating activities of Valesc was approximately $425,000 during the period.

The consolidated financial statements indicate that the profitability and operating contribution of OJI, Medex and DDI have not been sufficient to offset the developmental and expansion expenses of Valesc. Until we can significantly expand the businesses of the subsidiaries, we will be unlikely to achieve profitability. As of June 30, 2003, our current assets are less than the cash requirements of the Company for three months' activities. As a result of our lack of profitability, our accountants, in their report on our financial statements for the year ended December 31, 2002, included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern.

The time and money required before we can complete our expansion plan and implement our growth strategy cannot be estimated with precision. We expect significant expenditures associated with entering into the expansion plan, including the cost of hiring and "sponsoring" new salespeople and the cost of the upgraded software and administrative infrastructure necessary to manage them, as well as travel and other expenses associated with acquiring new product lines and territories. Our anticipated cash requirements for the next twelve months are approximately $750,000, which includes $400,000 to fund the expansion plan and an expected cash-flow deficit from regular operations and repayment of debt of $300,000. Because we do not expect the expansion plan to begin contributing significantly to revenue during the next twelve months, we anticipate a negative cash-flow from regular operations similar to last year. The Company has commitments under employment agreements with each of its executive officers. Additionally, the Company has lease commitments totaling approximately $34,250 through March 31, 2005.

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

   ITEM 2. CHANGES IN SECURITIES.

(c)  Recent Sales of Unregistered Securities

On January 22, 2003, we entered into an arrangement with First China Capital, Inc., a Chinese corporation with its principal offices located in Beijing, China, for the purchase from time to time by First China of up to 10,000,000 shares of our common stock in offshore transactions. As of the termination of this arrangement on May 23, 2003, we had sold 1,485,406 shares of common stock pursuant to this arrangement for aggregate proceeds of $105,800. The sales were accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the purchaser was a non-U.S. person as defined under the Securities Act.

On February 25, 2003, we entered into an arrangement with Simon Worship and Pan European, two Spanish corporations, each with its principal offices located in Madrid and Mirabella, Spain, for the purchase from time to time by each of up to 2,000,000 shares of our common stock in offshore transactions. As of June 30, 2003, we have sold 2,754,300 shares of common stock pursuant to those two arrangements for aggregte proceeds of $593,400. The sales were accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the purchasers were a non-U.S. person as defined under the Securities Act.

On May 28, 2003, we issued 53,836 shares of common stock at $.70 per share to Edward Kraus in exchange for the cancellation of $37,684.93 in debt owed to Mr. Kraus. The issuance of the stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of serving as an officer of the company's subsidiary.

On June 18, 2003, we purchased 100% of the capital stock of Dimension Distributing, Inc. from Dimension's owner, Tim Kain, in exchange for 8,000 shares of our Series B Convertible Preferred stock. The purchase price was determined based upon a multiple of Dimension's previous years' gross profits. Holders of preferred stock may, beginning three months after the issue date, convert their preferred stock into common stock by multiplying the number of shares to be converted by $100 and then dividing the product by the "Market Price", which means the average closing price of the common stock over the 60 trading days immediately preceding the date the shares are submitted for conversion, as reported on the NASD OTC Bulletin Board or (if applicable) on the primary national securities exchange over which the common stock is regularly traded. The issuance of the preferred stock was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

On June 30, 2003, we issued 45,272 shares of common stock at $.70 per share to Jeremy Kraus in exchange for the cancellation of $31,690.50 in unpaid accrued salary. The issuance of the stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of serving as a director of the company.

On June 30, 2003, we issued 49,201 shares of common stock at $.70 per share to Samuel Cohen in exchange for the cancellation of $34,440.50 in unpaid accrued salary. The issuance of the stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of serving as a director of the company.

On June 30, 2003, we issued 44,141 shares of common stock at $.70 per share to Garrett Miller in exchange for the cancellation of $30,889 in unpaid accrued salary. The issuance of the stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of serving as a director of the company.

On July 10, 2003, we issued 6,224 shares of Series B Convertible Preferred stock to Edward Kraus in exchange for 622,365 shares of our common stock owned by Mr. Kraus, or 100 shares of common for each share of preferred. The issuance of the preferred stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of serving as an officer of the company's subsidiary.

On August 22, 2003, we issued 21,299 shares of common stock at $.70 per share to Garrett Miller in exchange for the cancellation of $14,909 in unpaid accrued salary. The issuance of the stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor, a sophisticated purchaser and had full access to the information on the company necessary to make an informed investment decision by virtue of serving as a director of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective April 21, 2003, pursuant to a vote of the shareholders at a special meeting held on April 11, 2003, we changed our name from "Valesc Inc." to "Valesc Holdings Inc." in order to (1) better reflect our near-term plan to become classified as a "business development company" and (2) effect a withdrawal of our common stock from the settlement system provided by The Depository Trust Company, or DTC, to prevent improper short selling of our common stock. Concurrently with the name change, we obtained a new CUSIP number for our common stock. The only proposal at the shareholders meeting was the name change. The votes in person were as follows: 5,621,576 for the proposal, 0 against the proposal, 0 abstained. The votes by proxy were as follows: 3,232,039 for the proposal, 20,000 against the proposal, 0 abstained. Therefore, a plurality of the shares entitled to vote and present, by proxy or in person, voted in favor of the proposal.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: See Exhibit Index on page 28.

     (b) Reports on Form 8-K:

On June 23, 2003, the Company filed a report on Form 8-K pertaining to the acquisition of Dimension Distributing, Inc. and reporting Items 2 and 7.

On May 15, 2003, the Company filed a report on Form 8-K pertaining to a shareholders' vote to effect a withdrawal of the Company's common stock from the settlement system provided by The Depository Trust Company to prevent improper short selling of the Company's common stock, and reporting Item 5.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2003
                                  Valesc Holdings Inc.
                                  (Registrant)

                                   By: /s/ Samuel Cohen
                                       -----------------------------
                                           Samuel Cohen
                                           President

                                 CERTIFICATIONS
                                 --------------

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

Date: August 26, 2003

/s/ Jeremy Kraus
-----------------------
Jeremy Kraus
Chief Executive Officer


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

Date: August 26, 2003

/s/ Samuel Cohen
-----------------------
Samuel Cohen
President and Principal
Financial Officer

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Index of exhibits required by Item 601 of Regulation S-B:

2.1 Merger Agreement dated as of March 21, 2001 between Valesc and NetCentral Capital Fund, Inc. (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

2.2 Share Purchase Agreement dated December 3, 2001 between Valesc, SMT Enterprises Corporation and OJI Surgical, Inc. for the acquisition of OJI by Valesc (filed as part of our Form 8-K filed on December 21, 2001 and incorporated herein by reference);

2.3 Merger Agreement dated May 20, 2002 between Valesc and Atlas Holdings Inc. (filed as part of our Form 8-K filed on May 22, 2002 and incorporated herein by reference);

2.4 Share Purchase Agreement dated December 15, 2002 by and among Valesc, Medex, and SMT Enterprises Corporation for the acquisition of Medex by Valesc (filed as part of our Form 8-K filed on December 27, 2002 and incorporated herein by reference);

2.5 Share Purchase Agreement dated June 18, 2003 by and among Valesc, Dimension Distributing, Inc., and Tim Kain for the acquisition of Dimension by Valesc (filed as part of our Form 8-K filed on June 23, 2003 and incorporated herein by reference);

3.1 Amended and Restated Certificate of Incorporation (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

3.2 Certificate of Amendment to Certificate of Incorporation dated April 21,
2003;

3.3 Amended and Restated By-Laws (filed as part of our Form 8-K filed on March 23, 2001 and incorporated herein by reference);

4.1 Specimen Certificate for Common Stock (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

4.2 Certificate of Designation of Series and Determination of Rights and Preferences of the Convertible Preferred Stock, Series B, of Valesc (filed as part of our Form 8-K filed on June 23, 2003 and incorporated herein by reference);

10.1 2001 Stock Option Plan (filed as part of our Form S-8 filed April 6, 2001 and incorporated herein by reference);

10.2 Amended and Restated Employment Agreement between Valesc and Jeremy Kraus dated January 1, 2002 (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.3 Amended and Restated Employment Agreement between Valesc and Samuel Cohen dated January 1, 2002 (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.4 Amended and Restated Employment Agreement between OJI Surgical, Inc. and Harry Kraus dated January 1, 2002 (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.5 Manufacturer's Representative Agreement dated June 1, 1996, as amended, between OJI Surgical, Inc., and Acumed, Inc. (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.6 Sales Representative Agreement dated July 1, 2000, between Harry Kraus, as representative, and Smith & Nephew, Inc. (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.7 Sales Representative Agreement dated July 2, 2000, between Harry Kraus, as representative, and Smith & Nephew Orthopaedics (filed as part of our Form SB-2 on June 27, 2002 and incorporated herein by reference);

10.8 Sales Representation Agreement dated March 1, 2002 between OJI Surgical, Inc./Harry Kraus and Hand Innovations, Inc. (filed as part of our Form 10-QSB filed on May 15, 2002 and incorporated herein by reference);

10.9 Lease dated as of February 13, 2002 between Harry Kraus and OJI Surgical, Inc., and American Property Management Corp. (filed as part of our Form 10-QSB filed on May 15, 2002 and incorporated herein by reference);

10.10 Second Amended Commitment Warrant to Purchase Common Stock between Valesc and Swartz Private Equity, L.L.C. with an issue date of May 21, 2002 (filed as part of our Form SB-2 on May 24, 2002 and incorporated herein by reference);

10.11 Shareholders Agreement dated May 21, 2002 by and among Valesc, Harry Kraus, Edward Kraus, Jeremy Kraus, Garrett Miller and Samuel Cohen (filed as part of our Form SB-2 on May 24, 2002 and incorporated herein by reference);

10.12 Termination Agreement dated May 21, 2002 by and between Valesc and Swartz Private Equity, LLC (filed as part of our Form SB-2 on May 24, 2002 and incorporated herein by reference);

10.13 Distribution and Purchase Agreement dated December 6, 2002 between Valesc and Bioaccess, Inc. (filed as part of our Form 10-KSB on April 15, 2003 and incorporated herein by reference);

10.14 Lease dated as of January 7, 2003 between Medex and The Dialog Corporation (filed as part of our Form 10-KSB on April 15, 2003 and incorporated herein by reference);

10.15 Shareholders Agreement dated September 18, 2002 by and among Valesc, Harry Kraus, Edward Kraus and Milton and Golda Toorans (filed as part of our Form 10-QSB filed on November 20, 2002 and incorporated herein by reference);

10.16 Addendum to Shareholders Agreement dated September 18, 2002 amending Shareholders Agreement dated May 21, 2002 by and among Valesc, Harry Kraus, Edward Kraus, Jeremy Kraus, Garrett Miller and Samuel Cohen (filed as part of our Form 10-QSB filed on November 20, 2002 and incorporated herein by reference);

10.17 Separation Agreement dated March 24, 2003 between Garrett Miller and Valesc (filed as part of our Form 10-KSB on April 15, 2003 and incorporated herein by reference);

10.18 Second Amended and Restated Stock Option Agreement dated August 22, 2003 between Garrett Miller and Valesc;

10.19 Subscription Agreement dated June 30, 2003 between Valesc and Jeremy
Kraus;

10.20 Subscription Agreement dated June 30, 2003 between Valesc and Samuel
Cohen;

10.21 Subscription Agreement dated June 30, 2003 between Valesc and Garrett Miller;

10.22 Subscription Agreement dated August 22, 2003 between Valesc and Garrett Miller;

10.23 Amended and Restated Escrow Agreement dated August 22, 2003 by and among Valesc, Garrett Miller and Hecht & Associates, P.C.;

10.24 Employment Agreement dated June 18, 2003 between Dimension Distributing, Inc. and Tim Kain;

10.25 Employment Agreement dated December 15, 2002 between Medex and Edward
Kraus;

10.26 Subscription Agreement dated July 10, 2003 between Valesc and Edward
Kraus;

10.27 Subscription Agreement dated May 28, 2003 between Valesc and Edward Kraus;

10.28 Loan Cancellation Agreement dated May 28, 2003 between Valesc and Edward Kraus.