Form 10QSB/A
period 2003-06-30
VALESC HOLDINGS INC
filed 2003-08-29
CIK 1119690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1


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

4. ADVANCES PAYABLE -- RELATED PARTY


The Company from time to time is advanced funds from a shareholder who is also an officer of the Company. As of June 30, 2003, approximately $66,000 is due to this shareholder. The shareholder requires no collateral to secure the advance and there are no stated provisions for accrued interest. The terms of the advance do not provide for minimum debt payments and the advance is classified as a short-term liability.


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


On May 28, 2003, we issued 53,836 shares of common stock at $.70 per share to Edward Kraus in exchange for the cancellation of $37,684.93 in debt owed to Mr. Kraus. The issuance of the stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor and a sophisticated purchaser who had full access to the information on the company necessary to make an informed investment decision by virtue of serving as an officer of the company's subsidiary.

On June 18, 2003, we purchased 100% of the capital stock of Dimension Distributing, Inc. from Dimension's owner, Tim Kain, in exchange for 8,000 shares of our Series B Convertible Preferred stock. The purchase price was determined based upon a multiple of Dimension's previous years' gross profits. Holders of preferred stock may, beginning three months after the issue date, convert their preferred stock into common stock by multiplying the number of shares to be converted by $100 and then dividing the product by the "Market Price", which means the average closing price of the common stock over the 60 trading days immediately preceding the date the shares are submitted for conversion, as reported on the NASD OTC Bulletin Board or (if applicable) on the primary national securities exchange over which the common stock is regularly traded. The issuance of the preferred stock was accomplished in reliance upon
Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor and a sophisticated purchaser who had full access to the information on the company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser.

On June 30, 2003, we issued 45,272 shares of common stock at $.70 per share to Jeremy Kraus in exchange for the cancellation of $31,690.50 in unpaid accrued salary. The issuance of the stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor and a sophisticated purchaser who had full access to the information on the company necessary to make an informed investment decision by virtue of serving as a director of the company.

On June 30, 2003, we issued 49,201 shares of common stock at $.70 per share to Samuel Cohen in exchange for the cancellation of $34,440.50 in unpaid accrued salary. The issuance of the stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor and a sophisticated purchaser who had full access to the information on the company necessary to make an informed investment decision by virtue of serving as a director of the company.

On June 30, 2003, we issued 44,141 shares of common stock at $.70 per share to Garrett Miller in exchange for the cancellation of $30,889 in unpaid accrued salary. The issuance of the stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor and a sophisticated purchaser who had full access to the information on the company necessary to make an informed investment decision by virtue of serving as a director of the company.

On July 10, 2003, we issued 6,224 shares of Series B Convertible Preferred stock to Edward Kraus in exchange for 622,365 shares of our common stock owned by Mr. Kraus, or 100 shares of common for each share of preferred. The issuance of the preferred stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor and a sophisticated purchaser who had full access to the information on the company necessary to make an informed investment decision by virtue of serving as an officer of the company's subsidiary.


On August 22, 2003, we issued 21,299 shares of common stock at $.70 per share to Garrett Miller in exchange for the cancellation of $14,909 in unpaid accrued salary. The issuance of the stock was accomplished in reliance upon Section 4(2) of the Securities Act. The facts relied upon for exemption are that the investor is an accredited investor and a sophisticated purchaser who had full access to the information on the company necessary to make an informed investment decision by virtue of serving as a director of the company.


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


Date: August 28, 2003
                                  Valesc Holdings Inc.
                                  (Registrant)


                                   By: /s/ Samuel Cohen
                                       -----------------------------
                                           Samuel Cohen
                                           President and Principal Financial
                                           Officer

                                 CERTIFICATIONS
                                 --------------

I, Jeremy Kraus, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Valesc Holdings
Inc.;


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


Date: August 28, 2003


/s/ Jeremy Kraus
-----------------------
Jeremy Kraus
Chief Executive Officer


I, Samuel Cohen, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Valesc Holdings
Inc.;


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


Date: August 28, 2003


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


3.2 Certificate of Amendment to Certificate of Incorporation dated April 21, 2003 (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);


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


10.18 Second Amended and Restated Stock Option Agreement dated August 22, 2003 between Garrett Miller and Valesc (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.19 Subscription Agreement dated June 30, 2003 between Valesc and Jeremy Kraus (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.20 Subscription Agreement dated June 30, 2003 between Valesc and Samuel Cohen (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.21 Subscription Agreement dated June 30, 2003 between Valesc and Garrett Miller (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.22 Subscription Agreement dated August 22, 2003 between Valesc and Garrett Miller (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.23 Amended and Restated Escrow Agreement dated August 22, 2003 by and among Valesc, Garrett Miller and Hecht & Associates, P.C. (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.24 Employment Agreement dated June 18, 2003 between Dimension Distributing, Inc. and Tim Kain (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.25 Employment Agreement dated December 15, 2002 between Medex and Edward Kraus (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.26 Subscription Agreement dated July 10, 2003 between Valesc and Edward Kraus (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.27 Subscription Agreement dated May 28, 2003 between Valesc and Edward Kraus (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.28 Loan Cancellation Agreement dated May 28, 2003 between Valesc and Edward Kraus (filed as part of our Form 10-QSB on August 27, 2003 and incorporated herein by reference);

10.29 Subscription Agreement dated April 29, 2002 between Valesc and Tim Kain;

10.30 Stock Option Agreement dated April 29, 2002 between Valesc and Tim Kain;

10.31 Manufacturer's Representative Agreement dated March 16, 1998 between Medex and Acumed, Inc.;

10.32 Distributor Agreement dated August 31, 2001 between Medex and Arthrotek Inc.;

10.33 Sales Representation Agreement dated February 10, 2003 between Dimension Distributing, Inc. and RG Medical Diagnostics;

10.34 Independent Sales Representative Agreement dated August 21, 2002 between Dimension Distributing, Inc. and Cincinnati Sub-Zero Products, Inc.;

10.35 Letter Agreement for Marketing dated June 17, 1999 between Dimension Distributing, Inc. and EHOB, Inc.;

10.36 Independent Sales Contractor Agreement dated January 24, 2000 between Dimension Distributing, Inc. and J.T. Posey Company, Inc.;

10.37 Representation Agreement dated April 5, 2001 between Dimension Distributing, Inc. and Medi Man Rehabilitation Products, Inc.;

10.38 Independent Sales Representative Agreement dated April 1, 2001 between Tim Kain, as representative, and Mentor Medical, Inc.