Form 10QSB/A
period 2003-06-30
VALESC HOLDINGS INC
filed 2003-09-02
CIK 1119690

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A
                                  AMENDMENT NO. 2


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

On February 25, 2003, we entered into arrangements with Simon Worship and The Marble Group, Spanish corporations with their principal offices located in Madrid, Spain and

Marbella, Spain respectively, for the purchase from time to time of up to 2,000,000 shares of our common stock by each in offshore transactions at a discount to the price per share on the OTC Bulletin Board on the day prior to the date of purchase. As of June 30, 2003, we have sold 2,754,300 shares of common stock pursuant to this arrangement, with net proceeds of approximately $593,400.

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

On February 25, 2003, we entered into an arrangement with Simon Worship and The Marble Group, two Spanish corporations, each with its principal offices located in Madrid and Mirabella, Spain, respectively, for the purchase from time to time by each of up to 2,000,000 shares of our common stock in offshore transactions. As of June 30, 2003, we have sold 2,754,300 shares of common stock pursuant to those two arrangements for aggregte proceeds of $593,400. The sales were accomplished in reliance upon Regulation S promulgated under the Securities Act. The facts relied upon for the exemption were that the purchasers were a non-U.S. person as defined under the Securities Act.


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


Date: September 2, 2003
                                  Valesc Holdings Inc.
                                  (Registrant)


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


Date: September 2, 2003


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


Date: September 2, 2003


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

10.29 Subscription Agreement dated April 29, 2002 between Valesc and Tim Kain (filed as part of Amendment No. 1 of our Form 10-QSB/A filed on August 29, 2003 and incorporated herein by reference);

10.30 Stock Option Agreement dated April 29, 2002 between Valesc and Tim Kain (filed as part of Amendment No. 1 of our Form 10-QSB/A filed on August 29, 2003 and incorporated herein by reference);

10.31 Manufacturer's Representative Agreement dated March 16, 1998 between Medex and Acumed, Inc. (filed as part of Amendment No. 1 of our Form 10-QSB/A filed on August 29, 2003 and incorporated herein by reference);

10.32 Distributor Agreement dated August 31, 2001 between Medex and Arthrotek Inc. (filed as part of Amendment No. 1 of our Form 10-QSB/A filed on August 29, 2003 and incorporated herein by reference);

10.33 Sales Representation Agreement dated February 10, 2003 between Dimension Distributing, Inc. and RG Medical Diagnostics (filed as part of Amendment No. 1 of our Form 10-QSB/A filed on August 29, 2003 and incorporated herein by reference);

10.34 Independent Sales Representative Agreement dated August 21, 2002 between Dimension Distributing, Inc. and Cincinnati Sub-Zero Products, Inc. (filed as part of Amendment No. 1 of our Form 10-QSB/A filed on August 29, 2003 and incorporated herein by reference);

10.35 Letter Agreement for Marketing dated June 17, 1999 between Dimension Distributing, Inc. and EHOB, Inc. (filed as part of Amendment No. 1 of our Form 10-QSB/A filed on August 29, 2003 and incorporated herein by reference);

10.36 Independent Sales Contractor Agreement dated January 24, 2000 between Dimension Distributing, Inc. and J.T. Posey Company, Inc. (filed as part of Amendment No. 1 of our Form 10-QSB/A filed on August 29, 2003 and incorporated herein by reference);

10.37 Representation Agreement dated April 5, 2001 between Dimension Distributing, Inc. and Medi Man Rehabilitation Products, Inc. (filed as part of Amendment No. 1 of our Form 10-QSB/A filed on August 29, 2003 and incorporated herein by reference);

10.38 Independent Sales Representative Agreement dated April 1, 2001 between Tim Kain, as representative, and Mentor Medical, Inc. (filed as part of Amendment No. 1 of our Form 10-QSB/A filed on August 29, 2003 and incorporated herein by reference).